Form 10-K405
period 1996-06-30
DATALOGIX INTERNATIONAL INC
filed 1996-09-30
CIK 944740

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1996
                                       OR
             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 000-26000

                          DATALOGIX INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                NEW YORK                                 13-3132256
      (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)               Identification Number)

  100 SUMMIT LAKE DRIVE, VALHALLA, NY                      10595
(Address of principal executive office)                  (Zip Code)

       Registrant's telephone number, including area code: (914) 747-2900

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X_    No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on September 19, 1996, was approximately $55,830,000, based upon the closing price of such stock on that date. Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of September 19, 1996, there were 11,711,777 shares of Common Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required by Part III of Form 10-K is incorporated by reference from the registrant's proxy statement which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended June 30, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          DATALOGIX INTERNATIONAL INC.
                                 1996 FORM 10-K
                               TABLE OF CONTENTS

PART I.................................................................................          2

        Item 1.  BUSINESS..............................................................          2
        Item 2.  PROPERTIES............................................................         17
        Item 3.  LEGAL PROCEEDINGS.....................................................         17
        Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................         17

PART II................................................................................         18

        Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS...............................................................         18
        Item 6.  SELECTED FINANCIAL DATA...............................................         19
        Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.................................................         20
        Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................         29
        Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE..................................................         29

PART III...............................................................................         30

        Item 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT...................         30
        Item 11.  EXECUTIVE COMPENSATION...............................................         30
        Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......         30
        Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................         30

PART IV................................................................................         31

        Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......         31

SIGNATURE PAGE.........................................................................         35

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE......................        S-1

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS.........................................        S-2

FORWARD-LOOKING STATEMENTS

    IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SUCH STATEMENTS. SUCH RISKS AND UNCERTAINTIES, INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH: THE COMPANY'S RELIANCE UPON ORACLE AND OTHER STRATEGIC PARTNERS, THE EXTENT OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, COMPETITION FROM LARGER ENTITIES SUCH AS SAP AG ("SAP"), THE NEED TO CONTINUOUSLY ENHANCE AND UPGRADE COMPANY PRODUCTS, THE LIKELIHOOD THAT THE INCREASED COMPLEXITY OF THE COMPANY'S SYSTEMS WILL RESULT IN DIFFICULTIES IN RESOLVING PRODUCT DEFECTS AND SOFTWARE BUGS, SALES IN INTERNATIONAL MARKETS AND RELATED RISKS, AND WARRANTY OBLIGATIONS. ALSO, THERE CAN BE NO ASSURANCE THAT THE ANNOUNCED MERGER WITH ORACLE WILL BE CONSUMMATED. THESE RISKS ARE ELABORATED IN GREATER DETAIL IN THE "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTIONS OF THIS ANNUAL REPORT. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS, TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                                     PART I

ITEM 1. BUSINESS

    Datalogix International Inc. ("Datalogix" or the "Company") is a leading provider of open, client/ server software solutions for managing the manufacturing, logistics and financial operations of process manufacturing companies worldwide. The Company provides two comprehensive software solutions, GEMMS and CIMPRO, which perform mission-critical functions for process manufacturing companies. GEMMS (Global Enterprise Manufacturing Management System) and CIMPRO (Computer Integrated Manufacturing for PROcess) each consists of a series of integrated applications modules that can be combined to meet customer-specific needs. These modules include, among others, Formula Management, Production Management, Production Scheduling, Inventory Management, Product Costing, Laboratory Management, Regulatory Management and financial management applications. The Company also provides a broad range of client services including implementation and consulting services, education, training and customer support. The Company's products are used by over 350 customers worldwide that manufacture consumer packaged goods (food, beverage, health and beauty aids) and industrial products (chemical, pharmaceutical and petroleum), including many of the world's most successful process manufacturing companies. Customers include Aluminum Company of America, Allied Signal Inc., The B.F. Goodrich Company, The Boots Company PLC, Bostik, Inc., Darigold, Inc., General Electric Company, H.J. Heinz Company, Land O'Lakes, Inc., Revlon Consumer Products Corporation, Platres Lafarge, PPG Industries, Inc. and Sara Lee Corporation.

RECENT DEVELOPMENTS

    MERGER AGREEMENT WITH ORACLE. On September 24, 1996, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Oracle Corporation, a Delaware corporation ("Oracle"), pursuant to which a wholly owned subsidiary of Oracle (the "Acquisition Subsidiary") will be merged with and into the Company (the "Merger"). Pursuant to the Merger Agreement, Oracle, which currently owns 13.4 percent of the outstanding shares of the Company's common stock, will purchase all of the remaining issued and outstanding shares, excluding treasury stock, for $8.00 per share, or an aggregate of approximately $81 million. Each such share of common stock (and associated preferred stock purchase rights) will be converted into the right to receive $8.00 per share payable to the holder thereof, without interest. The parties have agreed that the structure of the Merger may be modified, at the election of Oracle, such that in lieu of the Acquisition Subsidiary merging with and into the Company, the Company may merge with and into the Acquisition Subsidiary, or such other structure provided for in the Merger Agreement as Oracle may elect. Consummation of the Merger is subject to certain closing conditions, including shareholder consent and regulatory approval. The description of the Merger Agreement contained herein is qualified in its entirely by reference to the Merger Agreement, which is incorporated herein by reference as Exhibit 2.1.

    In August 1996, the Company adopted a shareholder rights plan pursuant to which preferred stock purchase rights were distributed as a dividend at a rate of one right for each share of the Company's common stock. The Company adopted the plan to protect shareholders against unsolicited attempts to acquire control of the Company on terms that the Company's Board of Directors believes are unfavorable or contrary to the best interests of all shareholders. The rights are intended to enable all of the Company's shareholders to realize the long-term value of their investment in the Company. The rights do not preclude a takeover, but put on notice anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover. In connection with the execution of the Merger Agreement on September 24, 1996, the Company amended the plan to exclude the Merger from triggering the exerciseability of such rights.

    CHANGES IN SENIOR MANAGEMENT. In July 1996, the employment of Richard C. Giordanella, the Company's then Chief Executive Officer, was terminated. Upon his departure, Raymond V. Sozzi, who had joined the Company as President and Chief Operating Officer earlier that month, was appointed Acting Chief Executive Officer. In September 1996, Richard J. Willemin joined the Company as its Chief Financial Officer.

    1996 FINANCIAL RESULTS. The Company's financial results for the fourth quarter of fiscal 1996 include adjustments of approximately $5.9 million, primarily representing increases to allowance for doubtful accounts and sales returns and allowances, warranty reserves and other customer obligations. These reserves and allowances were recorded following a review of all major customer accounts that was conducted by new management during August 1996. Management has no basis on which to allocate these costs to prior periods; as such, they have been accounted for as changes in estimates in the fourth quarter of fiscal 1996. The Company has also restated its financial operating results for the first and second fiscal quarters of 1996. These financial operating results were restated due to accounting irregularities which necessitated the elimination of a reseller transaction that was subsequently determined not to be in accordance with Company policies, to reverse a credit against royalties to Oracle and to record as compensation certain expenses related to a former employee. As a result of these restatements, the Company's Board of Directors has retained outside counsel to conduct a review of the facts and circumstances surrounding these matters and in addition the Company's business practices and procedures. See Note 12 of notes to consolidated financial statements.

    ANTICIPATED LOSS IN FIRST QUARTER FISCAL 1997. Various factors that negatively impacted the fiscal 1996 financial results, as described in the Overview section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations", are expected to continue to impact the Company through at least the first half of fiscal 1997. In this connection, the Company anticipates recording a loss of approximately $2.0 million in the first quarter of fiscal 1997. A related tax benefit will not be recognized.

        BACKGROUND

    Manufacturers can be classified as either process or discrete. Process manufacturers produce bulk solids, liquids or gases by processing volumes or masses of materials, while discrete manufacturers, such as appliance and aerospace companies, produce products by assembling individual components. According to Dun & Bradstreet, as of June 1995, there were over 17,000 process manufacturing sites worldwide with annual revenues in excess of $50 million each, including more than 4,000 such sites in the United States. Typical process manufacturing methods include chemical reactions, blending, combustion, separation, refining, heating and cooling. Process manufacturers include food and beverage, consumer packaged goods, chemical, pharmaceutical, metal, paper, petroleum and building materials companies.

    Process and discrete manufacturers face different operating challenges. Process manufacturers must produce consistent quality batches of product from variable raw materials. They also must be able to alter the manufacturing process for a particular product depending on the availability, price, composition and quality of raw materials. Formula and production accuracy are often critical in process manufacturing, particularly in the food and beverage and pharmaceutical industries, since errors in product formulation or production management can result in large volumes of unmarketable product. Process manufacturers also must contend with increasing government regulations, such as lot tracking requirements in the pharmaceutical industry, required disclosure of nutritional content in foods and beverages, and restrictions on the disposal of many process by-products. Process manufacturing typically requires expensive, dedicated facilities and large capital investments. By contrast, discrete manufacturers typically work with components or materials of more consistent quality, can rework incorrectly produced goods, and use relatively predictable manufacturing procedures including a single defined method of production for each product. Discrete manufacturers tend to invest more in labor and inventory and invest less in plant and equipment than process manufacturers.

    In recent years, several business trends have affected manufacturers worldwide. Increasing globalization of markets has resulted in greater geographic diversity of supply and production facilities and has heightened competition as more vendors offering more products are competing in new markets. Manufacturers are under pressure to provide greater product diversity, reduce costs, enhance quality, and improve customer delivery and response times. At the same time, major customers have been shifting the burden of inventory management to the manufacturers. In response to these trends, manufacturers have begun to reengineer their businesses to streamline the manufacturing process and speed decision-making. Manufacturers seek greater control over the entire supply chain to minimize raw material inventories, ensure the timing of deliveries from suppliers, reduce manufacturing cycle times, minimize finished goods inventories, maximize the efficiency of warehousing and transportation systems and provide superior response times to customers. Manufacturers are increasingly using management information systems and real-time information as a means of reducing labor and capital requirements.

    The reengineering of business practices imposes significant demands on management information systems. Manufacturers must be able to manage information within global organizations and with vendors, customers and partners across the supply chain, and to distribute that information and decision-making to the plant or warehouse level. Most information systems in place today are inadequate to meet these needs since they were designed for back office accounting functions and internal tracking and reporting and are unable to manage the entire manufacturing process from acquisition of raw materials through the delivery of finished product. Moreover, they often fail to support enterprise-wide management and distributed decision-making. For these reasons, many manufacturers are implementing new management information systems.

    Client/server systems are a critical enabling technology for reengineering business processes. Client/ server systems permit information to be processed across two or more hardware platforms. The client platform is typically a personal computer which processes the user interface. The server platform typically processes information from a relational database. Client/server systems distribute data throughout an organization and enable real-time end-user access to corporate data, facilitating the distribution of decision-making authority to managers who are closer to the customer or the manufacturing process. Open client/server systems can share common databases, business rules and user interfaces across multiple systems, departments and even companies (i.e., suppliers, distributors and customers). Client/server systems are also easier than host-based systems to expand and modify.

    Most manufacturing management software has been designed primarily for discrete manufacturers and is functionally inadequate for process manufacturers. The development of software for process manufacturers has been limited because process manufacturing information requirements are more complex, and most software vendors lack industry-specific expertise. Process manufacturing companies often require information systems designed to manage different grades of raw materials, multiple units of measure, lots and sublots, shelf life, by-products and co-products, formula-based production, integrated quality control and lab testing, and regulatory compliance. Software systems designed for discrete manufacturers typically lack these capabilities. Although process manufacturers have sought to adapt such software to their needs, this approach is often ineffective since many of the special process capabilities usually cannot be added to discrete manufacturing software, but instead must be built into its architecture.

    Most of the relatively few vendors providing management software specifically designed for process manufacturers historically have offered software only for host-based systems. Host-based systems typically centralize information processing on a mainframe or mid-range computer. Information is accessed from terminals without processing or memory capability. Unlike client/server systems, host-based systems lack the flexibility needed for distributed applications. Moreover, the proprietary design of host-based systems typically makes interaction with other systems difficult, and host-based systems cannot easily provide real-time end-user access to critical decision-making data. Consequently, such third party software is often technologically inadequate to support distributed decision-making for process manufacturers.

    As a result of the historical deficiencies of most third party software solutions, many process manufacturers either have not implemented integrated manufacturing information systems or have resorted to developing proprietary, in-house solutions. Since the manufacturer bears the entire cost of developing and maintaining a proprietary system, such solutions are often more expensive than third party software. In addition, these proprietary systems typically require large support staffs and are inflexible and difficult to maintain.

THE DATALOGIX SOLUTION

    Datalogix is a leading provider of open, client/server software solutions for managing the manufacturing, logistics and financial operations of process manufacturing companies worldwide. Open systems software consists of applications which may be operated with hardware, operating systems and databases supplied by a variety of vendors. In 1983, the Company introduced CIMPRO, the first open systems software solution specifically designed for process manufacturers. The functionality and technology in CIMPRO has been enhanced multiple times since the product's introduction in 1983. In 1992, the Company introduced GEMMS, an open, client/server software solution utilizing UNIX-based servers, relational databases and Windows-based clients. GEMMS was the first open, client/server manufacturing solution for process manufacturers. The Company's 13 years of experience in developing information systems for the process industry has given it unique insight into the needs of process manufacturers which is reflected in both the design of its products and the quality of the services it provides to customers. Additionally, the Company provides a full range of services to support its products including educational training, implementation and maintenance support.

    The Company's products have the following attributes:

        PROCESS SPECIFIC FUNCTIONALITY. The Company's software incorporates functions designed to meet the specific manufacturing, logistics, financial and regulatory needs of process manufacturers that make consumer packaged goods (food, beverage, health and beauty aids) and industrial products (chemical, pharmaceutical and petroleum). The architecture of the Company's software products has been designed to accommodate process-specific requirements.

        TARGETED SOLUTIONS. The Company's products meet the needs of the process manufacturing industry, ranging from medium to large manufacturers. CIMPRO is designed for mid-range process manufacturers. GEMMS serves large multinational, multisite process manufacturers requiring an enterprise-wide standard for their manufacturing operations. Both CIMPRO and GEMMS customers may select among an extensive array of applications modules to meet their specific needs.

        INTEGRATION WITH EXISTING TECHNOLOGY. The Company's products use an open architecture enabling customers to use various UNIX operating systems, operate on multiple hardware platforms and interoperate with many third party software applications and legacy systems. This open systems capability enables customers to continue using their existing computing resources and to choose among a wide variety of emerging technologies. Moreover, the portability and scalability of Datalogix' software allows users to extend their systems to accommodate facility expansions or acquisitions. Datalogix' strategic direction is to support Microsoft's new NT operating system, with initial shipments of a Windows NT version of CIMPRO distributed in the first quarter of fiscal 1997 and of a Windows NT version of GEMMS which is scheduled to begin shipping certified products in calendar year 1997.

        ABILITY TO DEPLOY IN DISTRIBUTED COMPUTING ENVIRONMENTS. GEMMS' and CIMPRO client/server architecture provides users with the flexibility to distribute their processing requirements and data across multiple hardware, software and database platforms--a critical consideration for multidivisional companies that need to integrate diverse plant management and corporate systems. This flexibility and compatibility permits users to allocate computing and network resources in a manner consistent with the structure of their businesses. The client/server architecture gives users at the plant level access to the information and software tools that they need to be more productive. This architecture also permits the customer to maintain a common database to support both local and corporate requirements.

        RAPID RETURN ON INVESTMENT. The Company's software products are designed to be deployed relatively quickly and to achieve measurable cost savings for customers. The Company believes this results in a rapid return on investment for its customer. The efficiency of implementing the Company's solutions results from the open systems architecture of its products and the Company's extensive experience in developing information systems for the process industry. The Company believes that its customers recognize cost savings throughout the manufacturing process as a result of the elimination of redundant systems and information, inventory reduction, increased processing efficiency, improved quality control, global purchasing capabilities and reduced product cycle times.

STRATEGY

    The Company's objective is to be the leading provider of software solutions for managing the manufacturing, logistics and financial operations of process manufacturing companies worldwide. In pursuit of this objective, the Company has adopted the following key strategies:

        MAINTAIN FOCUS ON PROCESS MANUFACTURING. Datalogix intends to continue to focus its resources on the development and enhancement of process manufacturing software solutions. The Company believes that its early leadership position and its expertise in process manufacturing provide important competitive advantages.

        EXPAND WORLDWIDE DISTRIBUTION. Datalogix plans to continue to expand its sales and marketing organization both domestically and internationally. The Company has also established and intends to continue expanding alternate channels of distribution through reselling and joint marketing agreements with vendors of complementary hardware and software and with systems integrators. In particular, the Company has established a strategic alliance with Oracle under which Oracle markets GEMMS internationally and domestically. In addition, Datalogix has entered into a reseller agreement with IBM for CIMPRO for the U.S. market.

        LEVERAGE STRATEGIC RELATIONSHIPS. The Company has entered into strategic alliances with major software and hardware vendors and leading consulting firms and systems integrators. Such organizations not only generate sales leads for the Company but also service customers the Company might not otherwise be able to support. The Company's strategic alliances also assist the Company in keeping pace with the technological developments of major software and hardware vendors and, in certain instances, provide the Company with product development services.

        EXPAND PRODUCT BREADTH AND FUNCTIONALITY. CIMPRO and GEMMS each feature a broad line of applications modules. The Company intends to continue adding new applications and to enhance existing applications, as well as to increase functionality for specific categories of process manufacturers. New releases of both GEMMS and CIMPRO occurred during fiscal 1996.

        MAINTAIN TECHNOLOGY LEADERSHIP. Datalogix was the first company to provide open systems software for process manufacturers and the first to provide client/server software applications for process manufacturers. The Company's products are designed to exploit advanced technologies, such as client/server architectures, distributed relational databases, graphical user interfaces, and application development tools. In addition, the Company's products operate on multiple platforms and incorporate application programming interfaces which permit them to interoperate with both customers' legacy applications and third party applications such as bar code data collection, electronic data interchange, and transportation management systems. Datalogix intends to incorporate new technologies and standards as they are embraced by its customers.

        LEVERAGE EXISTING CUSTOMER BASE. The Company's products are used by more than 350 process manufacturers worldwide. Datalogix seeks to expand its customer relationships by providing additional product modules and services, by licensing new sites and additional users and, where customers decide to migrate to enterprise-wide systems, by upgrading customers from CIMPRO to GEMMS. The Company believes that its installed customer base represents an important source of references, which are vital in marketing mission-critical applications such as the Company's products.

        PROVIDE COMPREHENSIVE SOLUTIONS. The Company provides its customers with comprehensive solutions that consist of software, implementation and consulting services, education, training, and support to assist customers in deriving maximum benefit from the Company's software. Providing comprehensive solutions also offers the Company an opportunity to work more closely with customers, both before and after implementation of its software, to strengthen customer relationships, license additional products and provide additional services.

        TARGET "SUPPLY CHAIN" SOLUTIONS. The consumer packaged goods ("CPG") marketplace, along with other process manufacturers, is placing more emphasis on the management of the "supply chain". Supply chain management involves optimizing the delivery of goods, services and information throughout the entire manufacturing and distribution process, from the supplier to the customer. Datalogix has long been committed to supply chain management to enable process manufacturers to produce high quality products and manage manufacturing costs. Datalogix intends to provide a complete suite of CPG solutions to the process manufactures, in partnership with Oracle and other best in class partners.

    The Company has recently entered into a Merger Agreement with Oracle. See " Recent Developments" above. If the Merger is consummated, the Company would expect to continue many of these strategic approaches to the process manufacturing industry.

PRODUCTS

    Datalogix provides two comprehensive software solutions, CIMPRO and GEMMS, for managing the manufacturing, logistics, and financial operations of process manufacturing companies. CIMPRO and GEMMS are used by consumer packaged goods (food, beverage, and health and beauty aids) and industrial products (chemical, pharmaceutical and petroleum) process manufacturers. The license fee for a typical CIMPRO installation generally ranges from $100,000 to $300,000, and the license fee for a typical GEMMS installation generally ranges from $300,000 to more than $1,000,000. The license fees for the Company's products vary depending upon the number of users and the number and type of modules licensed.

    GEMMS is designed for large multinational process manufacturers seeking an enterprise-wide standard. The general release of GEMMS occurred in October 1992 and the latest release (GEMMS Release 3.2) occurred in October 1995. GEMMS has been licensed to over 100 process manufacturers. Implementation of GEMMS generally requires between six and twelve months for the initial site and may require several years for an enterprise-wide, multisite implementation. Most customers will utilize GEMMS at multiple sites. GEMMS uses an open, client/server architecture that gives process manufacturers the flexibility to utilize several different hardware platforms. GEMMS operates on UNIX hardware and related operating systems provided by the Hewlett-Packard Company (HP), International Business Machines Corporation (IBM), Digital Equipment Corporation, Data General Corporation, Unisys Corporation (UNISYS), Sequent Computer Systems, Inc. (SEQUENT) and Sun Microsystems, Inc. GEMMS supports both character and graphical user interfaces. The graphical user interface utilizes Microsoft Corporation's Windows 3.1 operating system and a Windows NT version is scheduled for release for calendar year 1997. The GEMMS modules are integrated with Oracle's General Ledger, Payables and Receivables financial software applications products, enabling customers to automate their financial functions.

    CIMPRO is designed for mid-range process manufacturers. CIMPRO was originally introduced in 1983 and has been licensed to over 250 process companies. CIMPRO is written in a tool set that provides both fourth generation and object language capability. CIMPRO operates on all major client/server operating systems including NT, UNIX systems provided by Hewlett-Packard, International Business Machines Corporation, Digital Equipment Corporation, Data General Corporation, Unisys Corporation, Sun Microsystems Inc., and DEC VMS and Open VMS Systems from Digital Equipment Corporation. The latest CIMPRO enhancement also includes new graphical user interfaces utilizing Microsoft's Visual Basic for Windows 3.1, Windows 95, and Windows NT. In September 1996, CIMPRO became the first software that enables process manufacturers to exchange critical supply-chain information over the World Wide Web. The Company believes CIMPRO's new Web capability will give manufacturers a competitive advantage by improving communication, accelerating sales, inventory and order delivery, and providing state-of-the-art customer service. CIMPRO supports a proprietary database as well as the Oracle relational database. CIMPRO is usually implemented within six months and does not require customers to have a large management information staff.

    CIMPRO and GEMMS consist of an extensive series of applications modules listed below:

MODULE                                                                      FEATURES
- ---------------------------------------------  ------------------------------------------------------------------

Laboratory Management                          Streamlines new product delivery and integrates the research and development operation through computer simulation of ingredient changes to recipes and formulas.

Formula Management                             Provides formulation management and control by automating the creation of and changes to recipes and formulas. Provides
                                               rules-based formula effectivities, formula types for planning, costing, production and regulatory compliance. Supports routings, by-products, scaling, process text, theoretical yields and version control.

Production Management                          Automates production activities from scheduling and releasing manufacturing orders through certifying completion. Supports scaling, allocations, process text, flexible units of measure, substitution, variances, scrap, rework, waste, yields, and by-products.

Product Costing                                Supplies detailed costing formation and supports multiple costing methods, enabling work-in-process costing, variance reporting, resource costing and cost simulation.

Inventory Management                           Automates the tracking of raw materials, packaging supplies, intermediate products and finished goods. Supports multiple units of measure, quality attributes (such as shelf life and potency)
                                               and complete lot traceability for perishable or controlled products.

Quality Management                             Automates the creation and maintenance of product specifications, related quality tests, and the results of such quality tests.
                                               Provides the capability to track the quality attributes of materials from the time of receipt through the shipment of finished product.

Master Production Scheduling                   Integrates information from sales, production, purchasing and inventory to determine the optimal manufacturing site and to schedule production to meet customer demands. Supports
                                               user-defined views, time fences, shop calendars and simulation.

Material Requirements Planning                 Determines the detailed material requirements necessary to meet the master production schedule. Supports rule-driven action messages, user-defined schedules and action message pegging.

Systems                                        Controls security, application parameter, menu management and text management. In addition, the GEMMS Systems module provides multi-language support.

MODULE                                                                      FEATURES
- ---------------------------------------------  ------------------------------------------------------------------
Purchasing                                     Supports efficient procurement by coordinating both corporate and plant level logistics. Expedites the generation of purchase orders by maintaining the information needed to create corporate and plant level purchase orders, receiving and analysis.

Sales Management                               Automates the complete processing of a customer order, including order creation, pricing, credit checking, packing and shipping.
                                               Provides the ability to determine order delivery dates based on the availability of inventory.

Capacity Requirements Planning(1)              Automates planning around capacity constraints to synchronize operations and improve production flow. Provides drill-down view, exception reporting and variable time frame systems and simulating capabilities.

Process Operations Control                     Provides detailed tracking of actual yields, scrap and rework information at each process step. Facilitates the integration with process control hardware and software.

Regulatory Management                          Automates the creation and updating of material safety data sheets, right-to-know labeling, Department of Transportation shipping regulations and hazardous materials reporting.

Product Labeling(2)                            Automates the creation and updating of labels with both text and graphical features (including bar codes, regulatory warning labels and user-defined requirements).

Forecasting(3)                                 Analyzes historical data to determine the most appropriate forecast by utilizing algorithms which include seasonality and weighted averages. Supports simulation, analysis and performance reporting.

Manufacturing Accounting Controller(4)         Automates the collection, validation, storage and transfer of various transactions that have a financial impact. Provides timely, comprehensive information by supporting flexible journals and financial reporting, multiple currencies, multiple budgets and on-line inquires.

CIMPRO Financials(5)                           Provides integrated accounting functionality including Accounts
                                               Payable, Accounts Receivable and General Ledger. Provides timely, comprehensive information by supporting flexible journals and financial reporting, multiple currencies, multiple budgets and on-line inquiries.

- ------------------------

(1) The GEMMS Capacity Requirements Planning Module is licensed from i2 Technologies, Inc.

(2) This module is only available for CIMPRO. GEMMS can be interfaced with popular third party labeling products.

(3) This module is only available for CIMPRO. The Company markets an interface for GEMMS which enables the customer to utilize the forecasting features offered by the Demand Planning software module of Manugistics Group, Inc.

(4) This module is only available for GEMMS.

(5) This module is only available for CIMPRO.

    The following chart lists Oracle financial management application products that are integrated with GEMMS:

MODULE                                                                      FEATURES
- ---------------------------------------------  ------------------------------------------------------------------

Oracle General Ledger                          Provides financial analysis, flexible management reporting and general ledger accounting that enables the customer to collect and report financial information based on its unique needs. Supports unlimited charts of accounts, customer-defined ledgers, budgeting and automated journal entry.

Oracle Payables                                Automates payable and cash management functions. Supports multiple currencies, flexible payment policies and cash requirements analysis.

Oracle Receivables                             Automates the vendor's invoicing of customers and improves the ability to collect payments in a timely fashion.

    The Company derived approximately 78% and 72% of its revenues in fiscal 1996 and 1995, respectively, from license fees for GEMMS and related services. Revenues from GEMMS and related services are expected to continue to represent a substantial portion of the Company's revenues in the future. Accordingly, the Company's future operating results will depend, in large part, on achieving broader market acceptance of GEMMS and related services, as well as on the Company's ability to continue to adapt and modify GEMMS to meet the evolving needs of its customers. Some GEMMS customers, primarily on earlier versions of the software, experienced product deficiencies in a few key areas. These product issues adversely affected customer references in some cases, a critical factor in securing new sales. A number of customers are still in the process of implementing GEMMS and, accordingly, unforeseen problems with GEMMS may still occur. Any reduction in demand, price or sales of GEMMS would have a material adverse effect on the Company's business, results of operations and financial condition. The Company derives all of its revenues from license fees and related services provided directly and indirectly to process manufacturers. As a result, increased market penetration of the process manufacturing markets is critical to the Company's future success. Failure of the Company to achieve such market penetration, due to competitive or other factors, could have a material adverse effect on the Company's business, results of operations and financial condition.

SERVICES

    The Company seeks to provide comprehensive solutions by combining software with services that will enable a customer to derive the maximum benefit from the Company's products. Customer support and services includes customer education, technical services programming, telephone support, product installation and implementation consulting services. Services are generally not included in software license fees and are contracted for separately. Implementation and technical services are provided on a time and materials basis. Customer support is also contracted for separately and is generally provided on an annual basis for a payment of 10-15% of the original license fee.

        IMPLEMENTATION SERVICES. The Company provides its customers with consulting assistance during the implementation process. The Company assigns an engagement manager to each customer for the duration of the implementation effort. These managers assume responsibility for all aspects of customer satisfaction while coordinating the availability of required resources.

        EDUCATION SERVICES. The Company's customers can receive training on specific modules either at the Company's education and training facilities or at the customer's business location. Training provided at the Company's facilities is billed on a daily rate per student. Classes offered at the customer's location are billed on a daily rate per class.

        TECHNICAL SERVICES. Datalogix offers assistance in customizing the Company's software or developing an interface with third party software or legacy systems. These services result in the development of additional client specific functionality.

        CUSTOMER SUPPORT. Customers can receive updates and enhancements to the Company's products and telephone support, in exchange for an annual customer support payment. Telephone support includes the ability to access customers' systems for the purpose of facilitating support.

STRATEGIC ALLIANCES

    Datalogix has established strategic alliances and relationships with a number of organizations that it believes are important to the sales, marketing and worldwide support of its products. The Company's relationships with complementary software vendors, hardware vendors and professional service firms provide marketing and sales leads to the Company's direct sales force, expand the distribution of its products, and expand its product offerings and service capabilities. The Company's strategic alliances and relationships also assist the Company in keeping pace with the technological developments of major software and hardware vendors, and in certain instances, provide the Company with product development services.

    ORACLE CORPORATION

    The Company has recently entered into a Merger Agreement with Oracle. See "Recent Developments".

    In September 1994, the Company entered into a strategic alliance with Oracle, a leading supplier of information management software. Under the strategic alliance, Oracle is marketing GEMMS under the name Oracle GEMMS as Oracle's preferred solution for process manufacturing software. Oracle has agreed to market Oracle GEMMS in the same manner as it markets its own application software products. For example, Oracle now grants quota credits and sales commissions to the Oracle sales force for licensing Oracle GEMMS and includes the product on its price and product lists. Oracle is also licensed to distribute and support Oracle GEMMS outside the United States. In addition, Oracle has agreed to train and maintain sales and support teams for international markets and sales teams for domestic markets, to include Oracle GEMMS in its periodic sales and marketing plans, and to conduct direct mail campaigns and sales seminars and other coordinated marketing efforts for Oracle GEMMS.

    In exchange for Oracle's sales and marketing efforts, the Company pays Oracle a royalty equal to 30% of revenues from license fees and first year maintenance fees paid by new GEMMS customers since September 1994 in the United States that utilize Oracle's database. This percent is reduced to 20% if Oracle does not meet specific sales targets. In exchange for its international distribution rights, Oracle pays the Company a royalty equal to 40% or more of the license fees and maintenance fees received by Oracle from international customers of GEMMS. Oracle also pays the Company license fees for certain sales in the United States where Oracle sells directly to the customer.

    The agreements that set forth the strategic alliance have an initial term that expires in 1998 and do not prohibit the Company from porting its products to relational databases, tools and applications software provided by vendors other than Oracle. The agreements contain certain restrictions prohibiting the Company from entering into distribution agreements with other database vendors. The agreements may be terminated by the Company if Oracle develops a competitive product for process manufacturers or if revenues received by the Company from the licensing of GEMMS or an Oracle database do not exceed certain minimum amounts. Although Oracle has not achieved these minimum amounts since inception, the Company has not terminated such agreements.

    As part of the strategic alliance, Oracle made an equity investment for a minority interest in the Company and beneficially owns 13.4% of the Company's outstanding common stock.

    The Company's strategic alliance with Oracle has increased the Company's international and domestic revenues in fiscal 1996, although Oracle did not meet specific sales targets set by the agreements. In the absence of the consummation of the Merger, the Company is unable to predict that the Oracle relationship will continue to generate substantial sales of GEMMS or significant revenues for the Company or that it will meet sales targets in the future. Although the Company believes that Oracle has an economic motivation to succeed in performing its contractual obligations, the amount and timing of resources which Oracle devotes to these activities are not within the control of the Company. In particular, the Company will depend substantially on Oracle to provide support to international purchasers of Oracle GEMMS and the Company cannot control whether Oracle will provide the level of support demanded by customers. Furthermore, the Company recognizes royalties from Oracle when it receives notification from Oracle of the sale. Any delay by Oracle in reporting these sales could delay the Company's recognition of revenues and affect the Company's reported results of operations. Because of the Company's dependence on Oracle, the failure by Oracle to achieve substantial sales of GEMMS or a disruption in the Company's relationship with Oracle would have a material adverse effect on the Company's business, results of operations and financial condition.

    THIRD PARTY SOFTWARE VENDORS

    The Company has established additional strategic alliances with third party software vendors whose products complement the Company's products. These strategic alliances include distribution agreements allowing the Company to market tool sets for CIMPRO and GEMMS and capacity requirements planning and advanced scheduling applications modules from i2 Technologies, Inc. for use with GEMMS. The Company also cooperates with Manugistics Group, Inc. to market supply chain management solutions involving products from both companies. CIMPRO has a distribution agreement with Process Logistics to market capacity requirements planning and demand forecasting applications. These relationships are non-exclusive. If any of these relationships were terminated or if any of these third parties were to cease doing business, Datalogix would be forced to expend significant time and development resources to replace the licensed software. Such an event would have a material adverse effect upon the Company's business, results of operations and financial condition.

    HARDWARE VENDORS

    The Company has developed relationships with major hardware vendors such as Hewlett-Packard Company, International Business Machines Corporation, Data General Corporation, Digital Equipment Corporation, Sequent Computer Systems, Inc., Unisys Corporation and Sun Microsystems, Inc. These hardware vendors provide sales leads, fund marketing activities including direct mail, telemarketing, seminars and advertising and, in several cases, have funded the cost of porting the Company's products to their hardware.

    SYSTEMS INTEGRATORS AND CONSULTANTS

    The Company has established relationships with systems integrators and consultants who are active in the selection and implementation of information systems, including SHL Systemhouse, Andersen Consulting, IBM Consulting and Electronic Data Systems. By providing technical consulting and integration services for the Company's products, these companies expand the ability of the Company to service and implement its products.

    The failure of the Company to maintain its relationships with hardware vendors, systems integrators and consultants, or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reason, could have a material adverse effect on the Company's business, results of operations and financial condition.

SALES AND MARKETING

    The Company currently markets its products and services primarily through a direct sales force in North America and directly and indirectly in other parts of the world. CIMPRO and GEMMS each has a separate dedicated direct sales force in North America. The Company conducts comprehensive marketing programs in North America which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs. Sales and marketing personnel are located at the Company's headquarters in Valhalla, New York and in the Atlanta, Chicago, Cleveland, Florida and San Francisco metropolitan areas.

    The Company's marketing efforts in North America are supported by various third parties. For CIMPRO, the Company has established an indirect sales channel of remarketers and regional distributors including IBM in the United States. For GEMMS, the Company has established strategic alliances with Oracle, hardware vendors and major systems integrators.

    Outside of North America, the Company maintains sales and support offices in Canada, the United Kingdom, France and Singapore. In addition, the Company has licensed Oracle to distribute GEMMS outside of the United States. The Company has also entered into distribution agreements with other third parties to distribute CIMPRO in the Far East. The Company intends to depend primarily on Oracle and other third parties for international sales and marketing.

    International revenues have grown in fiscal 1996 from fiscal 1995 and represent approximately 19% and 11% of the Company's total revenues in fiscal 1996 and 1995, respectively. The Company believes that its future results of operations will depend, in part, on its ability to increase sales in the international markets. The Company's alliance with Oracle has allowed the Company to penetrate various new countries across Latin America, Asia Pacific and Europe. In fiscal 1996 the Company had one customer that accounted for 16% of its total revenues. In addition, approximately 10% of total revenues was received from Oracle under the terms of the Oracle agreements. To the extent that Oracle does not achieve or maintain substantial international sales of GEMMS, the Company's international sales would be adversely affected, and the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to maintain or increase its current level of international revenues. For a summary of the Company's financial information by geographic area for each of the three preceding fiscal years, refer to Note 11 of Notes to Consolidated Financial Statements in parts IV of this Form 10-K.

    Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws, and economic instability. There can be no assurance that such factors would not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition.

PRODUCT DEVELOPMENT

    The Company has dedicated product development organizations for each of CIMPRO and GEMMS. The Company has released five major enhancements of CIMPRO since 1983 and four major enhancements of GEMMS since 1992. The Company devotes substantial resources to research and development in order to provide customers with functionality and technology required in today's manufacturing environment.

    Product development efforts are directed at increasing product functionality, improving product performance and expanding the capability of the products to interoperate with third party software and hardware. In particular, the Company is devoting substantial development resources to build application programming interfaces to allow CIMPRO and GEMMS to connect with a wider range of third party application programs. The Company supplements its internal product development by licensing third party software and technology where appropriate.

    The business applications software market is characterized by rapid technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance its current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of its customers and keep pace with technological developments and emerging industry standards such as new operating systems, hardware platforms and third party applications software. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and enhancements, or that any new products and product enhancements it may introduce will achieve market acceptance.

    Software products as complex as those offered by the Company often encounter development delays and may contain undetected defects when introduced or when new versions are released. The Company has encountered delays and defects in the introduction of new products and product enhancements. In particular, the Company has experienced difficulties in meeting its development schedule for GEMMS, resulting in litigation with customers, write-offs, delays and lost revenues. The Company has made written and verbal commitments to selected customers to provide at no cost, certain consulting services and support as required to modify or to enhance the GEMMS product to meet specific customer needs. The Company has provided reserves to cover the estimated costs of such commitments. There can be no assurance that the Company will not encounter product development delays in the future or that, despite testing by the Company and by current and potential customers, errors will not be found in new products or product enhancements after commencement of commercial shipments, resulting in loss of market share, delay in market acceptance or warranty claims, which could have a material adverse effect upon the Company's business, results of operations and financial condition.

COMPETITION

    The business applications software market for manufacturing companies is intensely competitive and subject to rapid change. The principal competitive factors in this market include product functionality and quality process manufacturing expertise, customer service and satisfaction, ease and speed of implementation and use, total cost of ownership, supported hardware and software platforms, the underlying technology and architecture of the product, and vendor reputation. The Company believes that it competes effectively with respect to these factors, although it may be at a disadvantage against companies with greater financial, marketing, and technical resources.

    The primary competitor for GEMMS is SAP. Although SAP does not have a complete product specifically designed for process manufacturers, SAP has developed and offers an add-on module for process manufacturers called PP-PI (Production Planning-Process Industry). Furthermore, SAP is substantially larger than the Company, has significantly larger financial and marketing resources, and has a substantial network of third party systems integrators that derive significant revenues from SAP products. The primary competitors of CIMPRO are Marcam and Ross Systems. The Company's products also compete with products offered by many other vendors, including a large number of vendors offering products originally developed for discrete manufacturers, and with proprietary systems developed and maintained by the management information system departments of large manufacturing companies.

    Competition among providers of software for process manufacturers is likely to increase substantially for many reasons. A number of companies offering products developed for discrete manufacturers have announced plans to introduce products designed more specifically for process manufacturers. Some companies offering host-based systems for process manufacturers have begun to offer or have announced plans to introduce products for client/server computing and to increase the number of hardware platforms on which their software operates. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

    The Company believes its ability to compete depends on many factors within and outside its control, including the timing and success of new products and enhancements developed by the Company and its competitors, product performance, price, distribution and customer support. Many of the Company's competitors and potential competitors have significantly greater financial, technical and marketing resources, and a larger installed customer base than the Company. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, results of operations and financial condition. There can be no assurance that the Company will compete successfully with new or existing competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, results of operations and financial condition.

    Oracle's knowledge of the process manufacturing market may increase as a result of its right to distribute GEMMS, which could enhance its ability to develop competitive products. Oracle considered the development of process manufacturing software prior to its strategic alliance with Datalogix, and Oracle is not prohibited from developing products which are competitive with the Company's products. The Company would be entitled to terminate Oracle's marketing rights if Oracle formed a strategic alliance with a competitor of the Company or developed its own process manufacturing software product. If this occurred, the Company would be forced to form a strategic alliance with another large database or application software vendor or significantly expand its sales and marketing staff. No assurance can be given that the Company would be able to enter into such a strategic alliance on acceptable terms, or at all, or that the Company would be able to expand its sales and marketing staff on a timely basis. The failure by the Company to enter into a new strategic alliance or successfully expand its sales and marketing staff would have a material adverse effect upon the Company's business, results of operations and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company's success is heavily dependent upon proprietary technology. The Company presently has no patents or patent applications pending. The Company relies primarily on a combination of copyright, trademark and trade secrets laws, confidentiality procedures and contractual provisions to protect its proprietary rights. Trade secret and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. CIMPRO customers are provided access to the CIMPRO source code, and GEMMS customers may obtain access to the GEMMS source code for a fee. Customer access to source code may increase the possibility of misappropriation or other misuse of the Company's software. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy may be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United

States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

    The Company is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in this industry segment overlap. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, results of operations and financial condition.

    CIMPRO incorporates a third party computer language and database under a license agreement and a distribution agreement, each of which continue indefinitely. GEMMS incorporates a tool set and an applications module licensed from third parties. Each of these third parties is a small, privately held software company without the financial or technical resources of Datalogix. The Company does not have access to the source code for the software supplied by these third parties for the GEMMS applications module. If any of these relationships were terminated, or if any of these third parties were to cease doing business, Datalogix would be forced to expend significant time and development resources to, replace the licensed software. Such events would have a material adverse effect upon the Company's business, results of operations and financial condition.

EMPLOYEES

    As of June 30,1996, Datalogix had a total of 289 employees, including 130 in client services, 68 in product development, 62 in sales and marketing, and 29 in finance and administration. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good. Datalogix believes that its continued success will depend in large part upon its ability to attract and retain highly-skilled technical, managerial and sales and marketing personnel, and to retain its personnel with process manufacturing expertise. Competition for such personnel is intense, and the services of qualified personnel are difficult to obtain or replace. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. In particular, the Company has encountered difficulties in hiring sufficient numbers of technical services personnel. There can be no assurance that the Company will be successful in attracting and retaining the personnel required to develop, market, service and support its products and conduct its operations successfully.

ITEM 2. PROPERTIES

    The Company's headquarters and principal administrative, sales and marketing and system development operations are located in Valhalla, New York, where the Company leases approximately 50,000 square feet under a lease that expires in December 1998. In addition, the Company also leases office space in the Atlanta, Houston, San Francisco, Cleveland, Chicago, Philadelphia, and Toronto metropolitan areas, and in the United Kingdom, France and Singapore.

    Datalogix believes that its existing facilities will be adequate for its current needs and that suitable additional space will be available as required through fiscal 1997.

ITEM 3. LEGAL PROCEEDINGS

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

    The following table sets forth the range of high and low closing sales prices for the Company's common stock, on the Nasdaq National Market System, during the fiscal 1996 quarters and the first quarter of fiscal 1997 through September 19, 1996. The Company's common stock has traded under the Nasdaq symbol DLGX since its initial public offering on June 15, 1995. Prior to the initial public offering, there was no public market for the common stock of the Company.

                                                                            HIGH        LOW
                                                                           -------    -------
Fiscal 1995
  Fourth Quarter.......................................................... $25 1/4    $23 5/8

Fiscal 1996
  First Quarter........................................................... $26        $14 1/4
  Second Quarter.......................................................... $16        $ 8 5/8
  Third Quarter........................................................... $16        $10
  Fourth Quarter.......................................................... $ 9 3/4    $ 6 7/8

Fiscal 1997
  First Quarter through September 19, 1996................................ $ 8        $ 4 3/8

    As of September 19, 1996, the approximate number of shareholders of record of the Company's common stock was 191. The Company has not paid any dividends since its initial public offering and does not expect to do so in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                             YEAR ENDED JUNE 30,
                                                           -------------------------------------------------------
                                                             1996       1995       1994        1993        1992
                                                           ---------  ---------  ---------  ----------  ----------

                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License fees...........................................  $  23,515  $  26,852  $  14,189  $    8,106  $    6,035
  Services...............................................     25,668     16,326     10,559       9,978       9,384
                                                           ---------  ---------  ---------  ----------  ----------
    Total revenues.......................................     49,183     43,178     24,748      18,084      15,419
                                                           ---------  ---------  ---------  ----------  ----------
Operating expenses:
  Cost of license fees...................................      7,862      5,618      2,077       1,975         950
  Cost of services.......................................     18,109     10,334      6,024       6,543       6,251
  Sales and marketing....................................     16,418     13,670      8,589       8,551       9,563
  Research and development...............................      9,386      6,271      4,554       7,308       4,342
  General and administrative.............................      7,218      4,433      2,097       2,498       2,718
  Nonrecurring item (1)..................................     --         --         --          --           5,291
                                                           ---------  ---------  ---------  ----------  ----------
    Total operating expenses.............................     58,993     40,326     23,341      26,875      29,115
                                                           ---------  ---------  ---------  ----------  ----------
Income (loss) from operations............................     (9,810)     2,852      1,407      (8,791)    (13,696)
Interest income (expense), net...........................      1,828         73        (92)       (177)        (54)
                                                           ---------  ---------  ---------  ----------  ----------
Income (loss) before taxes...............................     (7,982)     2,925      1,315      (8,968)    (13,750)
Provision (benefit) for income taxes (2).................         50     (2,405)    --          --          --
                                                           ---------  ---------  ---------  ----------  ----------
Net income (loss)........................................  $  (8,032) $   5,330  $   1,315  $   (8,968) $  (13,750)
                                                           ---------  ---------  ---------  ----------  ----------
                                                           ---------  ---------  ---------  ----------  ----------
Earnings (loss) per share................................  $   (0.70) $    0.59  $    0.16
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------
Weighted average number of common and common equivalent
  shares outstanding (3).................................     11,426      9,048      8,313
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------

                                                                                 AS OF JUNE 30,
                                                              -----------------------------------------------------
                                                                1996       1995       1994       1993       1992
                                                              ---------  ---------  ---------  ---------  ---------

                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $  34,019  $  43,762  $   4,050  $   4,981  $     609
Working capital (deficiency)................................     32,336     44,795        312         42    (10,969)
Total assets................................................     57,904     65,051     17,596     15,715     12,626
Long-term liabilities.......................................        269        551      1,865      2,815      1,289
Redeemable convertible preferred stock......................     --         --         28,477     28,477      5,014
Shareholders' equity (deficit)..............................     41,275     49,291    (26,882)   (28,145)   (13,107)

    The above selected historical consolidated financial information of the Company is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein and with Management's Discussion and Analysis of Financial Condition and Results of Operations also included elsewhere in this Annual Report. In fiscal 1996, the Company restated its first and second quarters and made certain adjustments of approximately $5,900 in the fourth quarter. See Note 12 of notes to consolidated financial statements.

- ------------------------

(1) In fiscal 1992, the Company recorded a charge which related to costs associated with a reduction in the Company's workforce, costs related to redundancies in certain management positions and certain nonrecurring costs attendant to the development and introduction of GEMMS. The charge includes $1,224 of severance and related costs for workforce reductions, $3,100 in estimated settlement costs with customers and $967 in other product related costs. All costs but the settlement costs resulted in cash outlays in fiscal 1993. The matters for which settlement costs were estimated and provided for in fiscal 1992 were substantially settled in fiscal 1993 and 1994. Payment terms associated with settlement costs varied, extending as long as three years. As of June 30, 1996 there were no obligations outstanding for settlement of these costs.

(2) See Note 10 of notes to consolidated financial statements.

(3) See Note 2 of notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT FOR SHARE AND PERCENTAGE
DATA)

OVERVIEW

    Datalogix was founded in 1981 to develop open systems software for process manufacturers. In 1983, the Company introduced CIMPRO, the first open systems software specifically designed for process manufacturing companies, and in fiscal 1991 (year ended June 30, 1991), the Company introduced GEMMS, the first open, client/server software specifically designed for process manufacturers.

    The Company has experienced a number of important recent developments including the Merger Agreement with Oracle, changes in senior management and adjustments to fiscal 1996 financial results. The Company also anticipates recording a loss of approximately $2.0 million in the first quarter of fiscal 1997. See "Business--Recent Developments" in Part I above.

    Sales of GEMMS fell well below the Company's expectations in fiscal 1996. The GEMMS market is comprised of large multinational process companies and is characterized by relatively few, complex and high price transactions. Fiscal 1996 brought a sharp acceleration in a trend in which large process manufacturers shifted away from focused manufacturing-based "point" solutions to broader, fully integrated "supply chain management" solutions with the ability to manage information with vendors, customers and partners across the supply chain, often on a global basis. Manufacturers seek greater control over the entire supply chain to minimize raw material inventories, ensure the timing of deliveries from suppliers, reduce manufacturing cycle times, minimize the efficiency of warehousing and transportation systems and provide superior response times to customers.

    The increased complexity and breadth of this new generation of information products has favored suppliers with fully integrated software solutions and worldwide services and support, including Oracle, SAP and others. As a result, during fiscal 1996, the Company suffered competitive losses on several significant contract opportunities.

    Responding to this competitive threat, Datalogix became increasingly involved with various "best-of breed" partners to augment existing GEMMS software modules. The Company's alliance with Oracle was another critical component of this competitive response. As an established leader in the software application market with worldwide sales and support operations and significant resources, Oracle was able to offer customers a single source solution by integrating GEMMS into its existing array of enterprise wide software solutions. As the trend towards fully integrated solutions accelerated, Oracle assumed a greater role in the sales process of GEMMS in both the international and domestic markets.

    As the solutions demanded by customers became more complex and the number of third parties involved in the sales process increased, the average sales cycle began to expand. This lengthened sales cycle had a detrimental effect on fiscal 1996 bookings for GEMMS.

    Functionality and performance gaps in earlier, less mature versions of GEMMS and delay in product releases were other factors in the disappointing sales performance in fiscal 1996. Some GEMMS customers, primarily on earlier versions of the software, experienced product deficiencies in a few key areas. Furthermore, a few customers with process transaction volumes significantly in excess of the typical range were dissatisfied with GEMMS processing speeds. These product issues adversely affected customer references in some cases, a critical factor in securing new sales, and contributed to a few key competitive losses to SAP. While the Company has worked aggressively to provide satisfactory solutions to affected customers and product improvements in subsequent releases of GEMMS address many of these issues, restoring customer confidence and regaining positive references in these cases is a slow process.

    Through its relationship with Oracle and other third party international distributors, Datalogix penetrated ten new countries with first time GEMMS sales in fiscal 1996. As first time users in these countries, customers received relatively favorable pricing terms resulting in a lower average sales price ("ASP") on these transactions. New country initiatives also involved an up-front cost of providing training and pre-sales support to Oracle and other GEMMS distributors in those countries. The Company considers the lower ASP and higher costs associated with these first time sales as critical investments in the future success of GEMMS worldwide.

    The Company believes that many of those factors accounting for the GEMMS sales shortfall in fiscal 1996 will continue to adversely impact sales during at least the first half of fiscal 1997.

    Sales of CIMPRO have been essentially flat in fiscal 1996, also falling short of expectations. Sales activity during the first half of fiscal 1996 was hampered by lack of critical competitive features, such as not supporting the Oracle database. A new version containing these features was available for customer demonstrations in the second half of the year, and sales improved accordingly. In addition, in July 1995, the Company signed an agreement with IBM's General Business unit to sell and support CIMPRO in the U.S. The Company invested considerable time and resources to train and certify IBM's sales representatives on CIMPRO, and sales from this new indirect channel began to occur in the third quarter.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's consolidated statement of operations:

                                                                    PERCENTAGE OF TOTAL REVENUES
                                                                         YEAR ENDED JUNE 30,
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
Revenues:
  License fees...................................................       47.8%      62.2%      57.3%
  Services.......................................................       52.2       37.8       42.7
                                                                   ---------  ---------  ---------
    Total revenues...............................................      100.0      100.0      100.0
                                                                   ---------  ---------  ---------
Operating expenses:
  Cost of license fees...........................................       16.0       13.0        8.4
  Cost of services...............................................       36.8       23.9       24.3
  Sales and marketing............................................       33.4       31.7       34.7
  Research and development.......................................       19.1       14.5       18.4
  General and administrative.....................................       14.6       10.3        8.5
                                                                   ---------  ---------  ---------
    Total operating expenses.....................................      119.9       93.4       94.3
                                                                   ---------  ---------  ---------
Income (loss) from operations....................................      (19.9)       6.6        5.7
Interest income (expense), net...................................        3.7        0.2       (0.4)
                                                                   ---------  ---------  ---------
Income (loss) before taxes.......................................      (16.2)       6.8        5.3
Provision (benefit) for income taxes.............................        0.1       (5.5)    --
                                                                   ---------  ---------  ---------
Net income (loss)................................................     (16.3)%      12.3%       5.3%
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    TOTAL REVENUES

    The Company's revenues are derived from two sources: license fees and services. Total revenues increased approximately 14% in fiscal 1996 to $49,183 up from fiscal 1995 revenues of $43,178. Fiscal 1995 revenues increased 74% over fiscal 1994 levels. The increase in fiscal 1996 resulted primarily from strong growth in services revenues partially offset by a decline in license fees. The increase in fiscal 1995 was attributable to strong growth both in license fees and in services revenue.

    LICENSE FEES

    License fees include: (i) revenues from software license agreements entered into between the Company and its customers or resellers of its product with respect to both the Company's products and third party products distributed by the Company, and (ii) royalties due the Company from third parties that distribute the Company's products. License fees for GEMMS represented 80%, 82% and 69% of total license fees for fiscal 1996, 1995 and 1994, respectively, with CIMPRO accounting for the balance. The percentage of license fees related to international sales continued to increase, representing 22%, 14% and 13% of total license fees for fiscal 1996, 1995 and 1994, respectively.

    License fees decreased 12% in fiscal 1996 from fiscal 1995 levels and increased 89% in fiscal 1995 over the levels achieved in fiscal 1994. The decrease in fiscal 1996 resulted primarily from lower licensing revenues for the GEMMS product resulting from several factors as discussed in the Overview section, including increased competition from larger vendors offering fully integrated "supply chain management" solutions; a longer selling cycle due to the increased complexity of enterprise wide solutions involving multiple partners and software products; product quality issues related particularly to earlier versions of GEMMS which impacted customer references; delay of product releases; and lower prices on first time sales in new countries.

    GEMMS Release 3.2 introduced in fiscal 1996 has corrected many of the problems associated with earlier versions, including the integration to the Oracle financial module. A more robust sales and order processing module is also being developed to broaden GEMMS functionality in future releases. However, the Company believes the above factors will continue to negatively impact sales of new GEMMS licenses through at least the first two quarters of fiscal 1997.

    The increase in fiscal 1995 over fiscal 1994 resulted primarily from continuing increases in the licensing of GEMMS to new customers, an increase in average sales prices, and growth in the number of CIMPRO licenses. The increase in average sales prices associated with GEMMS licenses reflected the Company's growing installed base of GEMMS customers available as references and, beginning in fiscal 1995, the Company's strategic alliance with Oracle, both of which the Company believes caused many customers to make larger up front commitments to the Company's products rather than commencing with a pilot system or a limited initial deployment.

    SERVICES REVENUE

    Services revenue includes fees from software maintenance agreements and training, consulting and custom programming services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training, consulting and custom programming service revenues are recognized as the services are performed. Services revenue increased 57% in fiscal 1996 from fiscal 1995 and 55% in fiscal 1995 over fiscal 1994 levels.

    Services revenue for GEMMS represented 75%, 56% and 45% of total services revenue for fiscal 1996, 1995 and 1994, respectively, with CIMPRO accounting for the balance. The percentage of services revenue related to international accounts increased to 15% in fiscal 1996 from 8% in fiscal 1995 and 1994.

    Services revenue growth generally lags license revenue growth as the incremental maintenance fees and the training, consulting and custom programming services associated with new license fees commence after the license fee revenues are recognized. Services revenue growth in fiscal 1996 reflected the strong growth in licensing activity in both fiscal 1995 and 1994. Due to the decline in GEMMS license fees in fiscal 1996, anticipated to continue into the first half of the fiscal 1997, the Company expects only modest growth, if any, in services revenue in fiscal 1997.

    In fiscal 1995, strong growth in services revenue associated with GEMMS was largely offset by a decline in services revenue associated with CIMPRO reflecting the Company's decision to discontinue custom programming services for CIMPRO in favor of meeting customer needs for such services through the use of third party service providers.

    COST OF LICENSE FEES

    Cost of license fees consists primarily of royalties paid to Oracle for sales and marketing support, royalties paid to other third parties for products licensed by the Company, estimated warranty costs, amortization of capitalized software development costs, and, to a lesser extent, the costs of product media, duplication, manuals and shipping.

    The Company pays Oracle a royalty equal to 30% of revenues from license fees and first year maintenance fees paid by new GEMMS customers in the United States that utilize Oracle's database. This royalty is retroactively reduced to 20% if Oracle fails to meet at least 70% of certain sales goals for each contract year ending September 6. Datalogix anticipates that Oracle will not achieve this sales threshold for the period ending September 6, 1996. As a result, Datalogix expects to receive a credit against future royalties payable to Oracle in fiscal 1997 equal to approximately $525.

    The Company reports the royalties paid to Oracle for U.S. GEMMS customers on Oracle databases as a cost of license fees. To the extent revenues from such customers increase as a percentage of total revenues, cost of license fees as a percentage of total revenues also increase and gross margins decline.

    In exchange for its international distribution rights, Oracle pays the Company a royalty equal to 40% or more of the license fees and maintenance fees received by Oracle from international customers of GEMMS. Oracle also pays the Company license fees for certain sales in the United States where Oracle sells directly to the customer. Royalties and license fees from Oracle included in license revenues amounted to $4,342 in fiscal 1996, $411 in 1995 and $0 in 1994. There is no offsetting entry to cost of license fees that is attributable to the royalty and license fee revenues earned by the Company from Oracle. Accordingly, to the extent such royalties and license fees from Oracle increase as a percentage of revenues, the Company's gross margins increase.

    Warranty costs represents actual or planned commitments to provide customers with consulting, technical and support services, in excess of normal annual maintenance coverage, to resolve individual functionality or performance problems. The majority of these problems arose in connection with prior releases of GEMMS as discussed previously. Although these installations are no longer within the warranty period, the Company chose to provide these services at no cost in the interest of maintaining customer goodwill. During August 1996, new management conducted a review of all major customer installations for the purpose of identifying actual or planned commitments made to customers to provide such services. Commitments amounting to $3,780 were identified, of which $1,845 pertained to cost of license fees and $1,935 pertained to cost of services. As a result of this review, the Company increased its warranty reserves in these two areas by a total of $3,400. Management has no basis on which to allocate these costs to prior periods; as such, they have been accounted for as changes in estimates in the fourth quarter of fiscal 1996.

    The following table sets forth, for the periods indicated, the relationship of cost of license fees and license fee revenues:

                                                                     YEAR ENDED JUNE 30,
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
License fee revenues.........................................  $  23,515  $  26,852  $  14,189
Cost of license fees.........................................      7,862      5,618      2,077
Cost of license fees as a percentage of license fee
  revenues...................................................       33.4%      20.9%      14.6%

    Cost of license fees increased as a percentage of license fee revenues during fiscal 1996 primarily due to the provision for warranty costs and royalties paid on GEMMS license fees. Factoring out the warranty costs, cost of license fees as a percentage of license fee revenues was 25.6% in fiscal 1996. This increase over fiscal 1995 reflects the larger number of GEMMS sales in the U.S. eligible for royalty payments to Oracle. As noted above, Datalogix expects to receive a credit of approximately $525 in fiscal 1997 against royalties paid in fiscal 1996 due to Oracle's failure to meet its minimum sales goals.

    Cost of license fees increased as a percentage of license fee revenues in fiscal 1995 reflecting the commencement of payments to Oracle for GEMMS sales made by the Company to new U.S. customers on the Oracle database.

    COST OF SERVICES

    Cost of services consist primarily of personnel costs for training, consulting and customer support. Also included are warranty costs for actual or planned commitments to provide implementation and technical services to customers to improve customer satisfaction in response to various implementation and post-implementation problems. The following table sets forth, for the periods indicated, the relationship of cost of services and services revenues:

                                                                     YEAR ENDED JUNE 30,
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
Services revenues............................................  $  25,668  $  16,326  $  10,559
Cost of services.............................................     18,109     10,334      6,024
Cost of services as a percentage of services revenues........       70.6%      63.3%      57.1%

    The increase in cost of services as a percentage of services revenue during fiscal 1996 was due to the provision for warranty costs in the amount of $1,935 as described under "Cost of License Fees." Excluding this provision, cost of services amounted to 63.0% of revenues in fiscal 1996, essentially flat relative to 1995. Cost of services increased in fiscal 1995 over 1994 primarily as a result of a substantial investment by the Company in the training of Oracle sales, service and support personnel, and the recruiting and training of staff dedicated to supporting the Oracle relationship.

    SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel and travel and promotional expenses. Sales and marketing expenses grew by $2,748 or 20% in fiscal 1996 when compared with fiscal 1995, reflecting increased personnel and commission expenses. As a percentage of total revenues, sales and marketing costs increased slightly to 33% in fiscal 1996 from 32% in fiscal 1995. The increase in fiscal 1995 over fiscal 1994 was principally a result of the commencement of worldwide sales training and support in connection with the Oracle alliance, increased staffing levels, and increased commission expenses.

    RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of engineering personnel costs and the costs of outside consultants involved in product development efforts. The Company believes that a significant level of investment in research and development is essential to achieve and maintain a market leadership position. Research and development expenses are generally charged to operations as incurred. Certain software development costs, however, are capitalized in accordance with Statement of Financial Accounting Standards No. 86 ("FAS 86") once technological feasibility is established upon completion of a detailed program design. Such capitalized software development costs are amortized to cost of license fees over a period of three to five years. The following table sets forth for the periods indicated the relationship between the Company's gross research and development expenditures and the research and development expenses recorded on the Company's statement of operations:

                                                                                            YEAR ENDED JUNE 30,
                                                                                      -------------------------------
                                                                                        1996       1995       1994
                                                                                      ---------  ---------  ---------
Gross research and development cash expenditures....................................  $  11,151  $   7,393  $   5,442
Amounts capitalized for software development costs..................................     (1,896)    (1,122)    (1,008)
Write-off of capitalized software development costs.................................        131     --            120
                                                                                      ---------  ---------  ---------
Research and development expenses...................................................  $   9,386  $   6,271  $   4,554
                                                                                      ---------  ---------  ---------
Gross research and development expenditures as a percentage of total revenues.......       22.7%      17.1%      22.0%
Capitalized software as a percentage of gross research and development
  expenditures......................................................................       17.0%      15.2%      18.5%

    Gross research and development ("R&D") expenditures increased in absolute dollars and as a percentage of revenues in fiscal 1996 over fiscal 1995 due to increased staffing in the software engineering function and third party development costs associated with various R&D activities, including the release of GEMMS Release 3.2 during the second quarter of fiscal 1996 and the development of CIMPRO Release 5.2 due to be released in fiscal 1997 and of GEMMS Release 4.1 due to be released in calendar year 1997. The increase in fiscal 1995 over fiscal 1994 was due to hiring additional software engineers. As a percentage of revenues, gross research and development expenditures declined in fiscal 1995 as compared with 1994, principally as a result of the significant increase in revenues.

    In fiscal 1996, the Company capitalized approximately 17% of its gross R&D expenditures in accordance with FAS 86. Capitalized costs are principally related to current year product releases, and planned future releases, of both CIMPRO and GEMMS. Since fiscal 1994, the amounts of software development costs capitalized have ranged from 15.2% to 18.5% of gross research and development expenditures. The Company expects that the rate of capitalization of software development cost will continue to fluctuate depending on the state of development of various projects.

    GENERAL AND ADMINISTRATIVE

    General and administrative ("G&A") expenses consist primarily of salaries of administrative, executive, financial and legal personnel, outside professional and recruiting fees, bad debt expense and settlements of customer claims. G&A expenses represented approximately 15% of total revenues in fiscal 1996, 10% of total revenues in fiscal 1995, and 9% of total revenues in fiscal 1994. The increase in fiscal 1996 is primarily attributable to additional compensation expense, recruiting expense, increased bad debt expense and customer settlements related largely to previously mentioned product quality issues, and fixed asset write-offs. The increase in fiscal 1995 resulted from higher staffing levels and professional fees associated with recruiting activities.

    PROVISION FOR INCOME TAXES

    The provision for income taxes in fiscal 1996 primarily relates to state taxes. See Note 10 of Notes to Consolidated Financial Statements.

    In the third quarter of fiscal 1995, the Company, based upon its recent operating results and the market acceptance of its GEMMS product, reduced its valuation allowance to $698. The effect of this change in judgment regarding the realizability of certain net operating losses was to offset the 1995 provision for income taxes by $3,497, resulting in a net benefit for income taxes of $2,405, for fiscal 1995. Excluding the benefit related to the impact of prior years' net operating losses, the effective tax rate would have approximated 37% in fiscal 1995. The Company did not record a provision for current or deferred federal and state income taxes in fiscal 1994, due to taxable losses, the tax benefits of which were not then reasonably assured of realization. Had the Company recorded such provision, the effective tax rate would have approximated 38%.

QUARTERLY INFORMATION AND FACTORS AFFECTING OPERATING RESULTS

    The following table sets forth unaudited consolidated statement of operations data for each of the four quarters in fiscal 1996 and 1995 and the percentage of the Company's total revenues represented by each item of the respective quarter. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries except as disclosed below) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                    THREE MONTHS ENDED
                                   -------------------------------------------------------------------------------------
                                   JUNE 30,   MAR. 31,    DEC. 31,     SEPT. 30,    JUNE 30,     MAR. 31,     DEC. 31,
                                     1996       1996        1995*        1995*        1995         1995         1994
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------

                                                          (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License fees...................  $   6,840  $   4,565   $   8,761    $   3,349    $   8,915    $   7,670    $   6,435
  Services.......................      7,242      6,500       6,109        5,817        5,156        4,334        3,553
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------
  Total revenues.................     14,082     11,065      14,870        9,166       14,071       12,004        9,988
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------
Operating expenses:
  Cost of license fees...........      3,613      1,217       2,428          604        1,902        1,782        1,146
  Cost of services...............      6,511      4,286       3,882        3,430        3,300        2,808        2,293
  Sales and marketing............      4,622      4,600       4,021        3,175        3,935        3,690        3,624
  Research and development.......      2,508      2,352       2,258        2,268        1,794        1,783        1,485
  General and administrative.....      3,569      1,257       1,109        1,283        1,440        1,195        1,054
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------
  Total operating expenses.......     20,823     13,712      13,698       10,760       12,371       11,258        9,602
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------
Income (loss) from operations....     (6,741)    (2,647)      1,172       (1,594)       1,700          746          386
Interest income, net.............        422        468         453          485           47           12           12
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------
Income (loss) before taxes.......     (6,319)    (2,179)      1,625       (1,109)       1,747          758          398
Provision (benefit) for income
  taxes..........................        665       (806)        602         (411)         646       (3,051)      --
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------
Net income (loss)................  $  (6,984) $  (1,373)  $   1,023    $    (698)   $   1,101    $   3,809    $     398
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------
PERCENTAGE OF TOTAL REVENUES:
Revenues:
  License fees...................       48.6%      41.3%       58.9%        36.5%        63.4%        63.9%        64.4%
  Services.......................       51.4       58.7        41.1         63.5         36.6         36.1         35.6
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------
  Total revenues.................      100.0      100.0       100.0        100.0        100.0        100.0        100.0
Operating expenses:
  Cost of license fees...........       25.8       11.0        16.3          6.6         13.5         14.8         11.5
  Cost of services...............       46.2       38.7        26.1         37.4         23.5         23.4         22.9
  Sales and marketing............       32.8       41.6        27.0         34.6         28.0         30.7         36.3
  Research and development.......       17.8       21.2        15.2         24.8         12.7         14.9         14.9
  General and administrative.....       25.3       11.4         7.5         14.0         10.2         10.0         10.5
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------
  Total operating expenses.......      147.9      123.9        92.1        117.4         87.9         93.8         96.1
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------
Income (loss) from operations....      (47.9)     (23.9)        7.9        (17.4)        12.1          6.2          3.9
Interest income, net.............        3.0        4.2         3.0          5.3          0.3          0.1          0.1
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------
Income (loss) before taxes.......      (44.9)     (19.7)       10.9        (12.1)        12.4          6.3          4.0
Provision (benefit) for income
  taxes..........................        4.7       (7.3)        4.0         (4.5)         4.6        (25.4)      --
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------
Net income (loss)................     (49.6)%    (12.4)%        6.9%        (7.6)%        7.8%        31.7%         4.0%
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------
                                   ---------  ---------  -----------  -----------  -----------  -----------  -----------


                                    SEPT. 30,
                                      1994
                                   -----------

STATEMENT OF OPERATIONS DATA:
Revenues:
  License fees...................   $   3,832
  Services.......................       3,283
                                   -----------
  Total revenues.................       7,115
                                   -----------
Operating expenses:
  Cost of license fees...........         788
  Cost of services...............       1,933
  Sales and marketing............       2,421
  Research and development.......       1,209
  General and administrative.....         744
                                   -----------
  Total operating expenses.......       7,095
                                   -----------
Income (loss) from operations....          20
Interest income, net.............           2
                                   -----------
Income (loss) before taxes.......          22
Provision (benefit) for income
  taxes..........................      --
                                   -----------
Net income (loss)................   $      22
                                   -----------
                                   -----------
PERCENTAGE OF TOTAL REVENUES:
Revenues:
  License fees...................        53.9%
  Services.......................        46.1
                                   -----------
  Total revenues.................       100.0
Operating expenses:
  Cost of license fees...........        11.1
  Cost of services...............        27.2
  Sales and marketing............        34.0
  Research and development.......        17.0
  General and administrative.....        10.4
                                   -----------
  Total operating expenses.......        99.7
                                   -----------
Income (loss) from operations....         0.3
Interest income, net.............         0.0
                                   -----------
Income (loss) before taxes.......         0.3
Provision (benefit) for income
  taxes..........................      --
                                   -----------
Net income (loss)................         0.3%
                                   -----------
                                   -----------

- ------------------------

(*) The first and second quarters of fiscal 1996 have been restated from originally reported amounts. See Note 12 to the consolidated financial statements.

    During August 1996, new management conducted a comprehensive review of major customer accounts for the purpose of determining the adequacy of reserves and allowances related to customer warranty costs, legal costs and accounts receivable. As a result of this review, management increased its sales return and allowance for bad debt provision by approximately $1,700, its customer warranty costs by approximately $3,400 and made certain other adjustments of approximately $800. Management has no basis on which to allocate these costs to prior periods; as such, these adjustments totaling approximately $5,900 have been accounted for as changes in estimates in the fourth quarter.

    Various factors that negatively impacted the fiscal 1996 financial results, as described in the Overview section, are expected to continue to impact the Company through at least the first half of fiscal 1997. In this connection, the Company anticipates recording a loss of approximately $2.0 million in the first quarter of fiscal 1997. A related tax benefit will not be recognized.

    The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Such fluctuations have resulted in significant volatility in the price of the Company's common stock. Quarterly revenues and operating results will likely continue to fluctuate as a result of a variety of factors including the Company's lengthy sales cycle, the proportion of revenues attributable to license fees versus services revenues, the proportion of international revenues to total revenues, changes in product mix, changes in the level of operating expenses, demand for the Company's products, the size and timing of individual license transactions, the level of GEMMS sales achieved by Oracle, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints and internal authorization reviews. The Company historically has operated with little backlog because its software products are generally shipped as orders are received. The Company has often recognized a substantial portion of its revenues in the last month of the quarter, with these revenues frequently concentrated in the last week of the quarter. As a result, license fees in any quarter are substantially dependent on orders booked and shipped in the last month and last week of that quarter. A small variation in the timing of recognition of specific revenues is likely to adversely and disproportionately affect the Company's operating results for a quarter because the Company establishes its expenditure levels on the basis of its expected future revenues and only a small portion of the Company's marketing, research, development and general and administrative expenses vary with its revenues in the short run. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance. There can be no assurance that the Company's revenues will grow in future quarters or that the Company will be profitable on a quarterly basis.

    The Company's business has experienced and is expected to continue to experience significant seasonality, due in part to customer buying patterns. In recent years, the Company generally has had greater demand for its products in the fourth fiscal (June) quarter and has had weaker demand for its products during the first fiscal (September) quarter. These fluctuations are caused primarily by customer budgeting and purchasing patterns, by the Company's sales commission policies which compensate sales personnel on the basis of annual performance quotas, and by the Company's practice of devoting a significant portion of sales resources to the functions of hiring and training in the first quarter of the fiscal year. The Company believes this pattern will continue and, accordingly, anticipates that total revenues for the quarter ending September 30, 1996 will be lower than the quarter ended June 30, 1996.

    The Company's results of operations are also subject to a wide number of other factors, some of which are beyond the Company's control. Although the Company's strategic alliances are an important asset, particularly the Oracle alliance, the Company's results of operations could be adversely affected if Oracle or other strategic partners do not perform as expected or if the Company fails to maintain these relationships. The software applications business for manufacturing companies is intensely competitive and competition in the software applications market for process manufacturers is expected to increase substantially. Moreover, the market is characterized by rapid technological change, frequent new product introductions, evolving industry standards and changes in customer demand. The Company's future performance will depend in part on its ability to continue strengthening its own product offerings. As with any complex software product, there can be no assurance that future development will not encounter technical problems that delay the introduction or affect the performance of new products.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents decreased by $9,743 during the fiscal year ended June 30, 1996 to $34,019. This decrease was primarily attributable to lower than expected license revenues and increased direct and indirect costs associated with selling, marketing, and enhancing the Company's CIMPRO and GEMMS products as well as capital expenditures. The available cash at June 30, 1996 is primarily attributable to the net proceeds of $37,954 received from the Company's initial public offering of 2,495,000 shares of common stock in June 1995. Working capital at June 30, 1996 decreased by $12,459 to $32,336 from $44,795 at June 30, 1995.

    In the fourth quarter of fiscal 1996, the Company's board of directors authorized the repurchase of up to one million shares of the Company's stock. Purchases can be made from time to time on the open market, based upon market and business conditions. As of June 30, 1996, the Company had repurchased 85,000 shares for a total purchase price of $633.

    The Company's capital expenditures totaled $2,676 during fiscal 1996. As of June 30, 1996, the Company did not have any material commitments for capital expenditures. The Company's aggregate minimum lease payments for fiscal 1997 are expected to be at least $2,112.

    The Company believes that the available cash and cash equivalents and cash flows from operations will be sufficient to fund its operations for at least through fiscal 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

    The information required by this item will be included under the captions ELECTION OF DIRECTORS, IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES and COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT OF 1934 in the Company's Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed by the Company with the Securities Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will be included under the caption Executive Compensation in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be included under the caption Share Ownership of Directors, Officers and Certain Beneficial Owners in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be included under the caption Employment Agreements and Certain Transactions in the Company's Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are included herein as part of this Form 10-K.

    (1) CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements of Datalogix International Inc., together with the Report of Independent Accountants thereon, is filed as a part of this Form 10-K as listed below.

                                                                                   PAGE NO.
                                                                                  -----------

Report of Independent Accountants on Consolidated Financial
  Statements....................................................................          F-1

Consolidated Balance Sheet--At June 30, 1996 and 1995...........................          F-2

Consolidated Statement of Operations--
  Years ended June 30, 1996, 1995, 1994.........................................          F-3

Consolidated Statement of Cash Flows--
  Years ended June 30, 1996, 1995, 1994.........................................          F-4

Consolidated Statement of Shareholders Equity--
  Years ended June 30, 1996, 1995, 1994.........................................          F-5

Notes to Consolidated Financial Statements......................................    F-6--F-16

    (2) FINANCIAL STATEMENT SCHEDULES. The financial statement schedule of Datalogix International Inc. for the years ended June 30, 1996, 1995 and 1994, together with Report of Independent Accountants thereon, is filed as a part of this Form 10-K as listed below and should be read in conjunction with the consolidated financial statements of Datalogix International Inc.

                                                                                      PAGE NO.
                                                                                      ---------

Report of Independent Accountants on Financial Statement Schedule...................        S-1

Schedule II. Valuation and Qualifying Accounts......................................        S-2

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements.

        (3) EXHIBITS:

  EXHIBIT                                                DESCRIPTION
- ------------  -------------------------------------------------------------------------------------------------
   *****2.1   Agreement and Plan of Merger, dated as of September 24, 1996, between Oracle Corporation, a
              Delaware corporation ("Oracle"), Delphi Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Oracle, and Datalogix International Inc., a New York corporation.
       *3.1   Restated Certificate of Incorporation of Registrant as amended to date.
    ****3.2   Amended and Restated By-Laws dated as of August 27, 1996.
       *4.1   Specimen Common Stock Certificate of Registrant.
        4.2   See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the
              Registrant defining rights of holders of Common Stock of the Company.
    ****4.3   Rights Agreement, dated as of August 27, 1996, between the Company and The First National Bank of
              Boston, as Agent.
   *****4.4   Amendment No. 1 to Rights Agreement, dated as of September 24, 1996, between the Company and The
              First National Bank of Boston.
      *10.1   Form of Indemnification Agreement for Directors and Officers of the Company.
     **10.2   Amended and Restated 1992 Incentive Stock Plan.
     **10.3   1995 Director Option Plan.
    ***10.4   1995 Employee Stock Purchase Plan.
     **10.5   1986 Key Employees' Stock Option Plan adopted October 20, 1986, as amended.
      *10.6   Employment Agreement between the Company and Richard Giordanella, President and CEO dated July 8,
              1992.
       10.6 (a) Employment Agreement between the Company and Raymond Sozzi, President, COO and Acting Chief
              Executive Officer dated June 28, 1996.
       10.6 (b) Addendum dated July 30, 1996 to Employment Agreement for Raymond Sozzi. See Exhibit 10.6(a)
              Employment Agreement between the Company and Raymond Sozzi dated June 28, 1996.
      *10.7 (b) Amendment to Lease dated June 16, 1988 between Capelli Associates II and the Company relating to the premises described as 100 Summit Lake Drive, Valhalla, NY.
      *10.7 (c) Amendment to Lease dated May 1, 1989 between Capelli Associates II and the Company relating to the premises described as 100 Summit Lake Drive, Valhalla, NY.
      *10.7 (d) Third Amendment to Lease dated July 1, 1990 between Capelli Associates II and the Company relating to the premises.
      *10.7 (e) Sublease Agreement entered into in July 1995, between Towers Perrin Forester & Crosbey, Inc. and the Company relating to the subletting of additional space at the premises described as 100
              Summit Lake Drive, Valhalla, NY.
      *10.8 (a) Lease Agreement dated April 21, 1988 by and between Ravinia II Associates and the Company relating to the premises described as Two Ravinia Drive, Suite 1440, Atlanta, Georgia 30346.
      *10.8 (b) First Amendment to lease dated September 1, 1993 by and between Ravinia II Associates and the
              Company relating to the premises described as Two Ravinia Drive, Suite 1440, Atlanta, Georgia
              30346.
      *10.9   Lease dated January 4,1993 by and between Airport Corporate Center and Christopher E. Fountain doing business under the name of the Company relating to the premises described as 533 Airport
              Blvd., Suite 390, Burlingame, California.
      *10.10  Lease dated June 10, 1994 between Oakbrook Terrace Associates, Ltd. and the Company relating to the premises described as One Lincoln Centre, Suite 1660, Oakbrook Terrace, Illinois 60181.

  EXHIBIT                                                DESCRIPTION
- ------------  -------------------------------------------------------------------------------------------------
      *10.11  Purchase Agreement dated October 29,1992 between the Company and the purchasers of the Company's
              Series E Preferred Stock.
      *10.12  Purchase Agreement dated June 30,1993 between the Company and the purchasers of the Company's
              Series E Preferred Stock.
      *10.13  Purchase Agreement dated September 6,1994 between the Company and Oracle Corporation relating to the purchase of the Company's Series F Preferred Stock.
      *10.14  Master Lease Agreement dated January 3,1992 between Comdisco, Inc. and the Company.
      *10.15  Registration Rights Agreement dated October 29, 1992, as amended and restated as of June 30,1993 and as of September 6,1994 between the Company and certain holders of the Series A, B, C, D, E and F Preferred Stock and warrants of the Company.
      *10.16(a) Credit Agreement dated as of January 15,1994 between the Company and Silicon Valley Bank.
      *10.16(b) First Amendment dated as of December 5,1994 to Credit Agreement dated as of January 15, 1994 between the Company and Silicon Valley Bank.
      *10.16(c) Amended and Restated Promissory Note dated December 5,1994 from the Company to Silicon Valley
              Bank in the amount of $1.5 million.
      *10.16(d) Promissory Note (Equipment Line of Credit Loans) dated as of December 5,1994 from the Company to
              Silicon Valley Bank in the amount of $1,000,000.
      *10.16(e) Security Agreement dated January 15,1994 between the Company and Silicon Valley Bank.
      *10.16(f) First Amendment to Security Agreement dated as of December 5,1994 between the Company and Silicon
              Valley Bank.
      *10.16(g) Copyright Mortgage dated as of January 15,1994 between the Company and Silicon Valley Bank.
      *10.16(h) Assignment of Trademarks dated January 15,1994 between the Company and Silicon Valley Bank.
      *10.16(i) Guarantee dated January 15,1994 made by Datalogix Development Corp. in favor of Silicon Valley
              Bank.
      *10.16(j) Security Agreement dated as of January 15, 1994 between Datalogix Development Corp. and Silicon
              Valley Bank.
     +*10.17  International Distribution Agreement dated as of September 6,1994 by and between the Company and
              Oracle Corporation.
     +*10.18  Joint Marketing Agreement dated September 6,1994 between the Company and Oracle Corporation.
      *10.19  Authorized Distributor Agreement dated January 3, 1991 between the Company and JYACC, Inc.
      *10.20  Restricted Source Code License Agreement dated December 17,1991 by and between JYACC, Inc. and the Company.
      *10.21  Software Distribution License Agreement made as of May 29,1992 by and between IQ Software
              Corporation and the Company.
      *10.22  Development and Distribution Agreement dated February 2, 1993 by and between the Company and
              Intellection, Inc.
      *10.23  Software License and Technology Escrow Agreements dated as of March 30,1994 between UNISYS
              Corporation and the Company.
      *10.24  International Distribution Agreement dated December 2,1994 between S.E.A. Group, Inc. and the
              Company.
      *10.25  International Software Marketing Agreement dated as of December 5, 1994 between the Company and
              IBM.

  EXHIBIT                                                DESCRIPTION
- ------------  -------------------------------------------------------------------------------------------------
      *10.26  International Distribution Agreement dated January 9,1995 between Vertical Systems, Inc. and the
              Company.
      *10.27  Letter agreement with Rick L. Smith dated August 27,1992 containing severance provisions.
      *10.28  Letter agreement with Peter B. Sobiloff dated July 21, 1992 containing severance provisions.
      *10.29  Letter agreement with John Cingari dated May 7, 1993 containing severance provisions.
      *10.30  Recapitalization Agreement dated June 30,1993 by and among the Company, J.P. Morgan Investment
              Corporation and certain security holders of the Company.
      *10.31  License Agreement dated September 25, 1990 by and among the Company and Concept Omega
              Corporation.
    ^++10.32  Master Software Reseller Agreement dated effective as of July 18, 1995 by and among the Company and International Business Machines Corporation.
       11.1   Computation of Earnings Per Share.
       21.1   Subsidiaries of Registrant.
       23.1   Consent of Independent Accountants.
       24.1   Power of Attorney. (included on signature page)
       27.1   Financial Data Schedule.

- ------------------------

* Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-91746) as declared effective by the Securities and Exchange Commission on June 15, 1995.

**   Incorporated by reference to the Registration Statement on Form S-8 (File
    No. 33-96868).

***  Incorporated by reference to the Registration Statement on Form S-8 (File
    No. 33-96866).

**** Incorporated by reference to Form 8-K dated August 27, 1996.

*****Incorporated by reference to Form 8-K dated September 26, 1996.

^   Incorporated by reference to Form 10-K dated June 30, 1995.

+    Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

++   Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

    (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 1996. The Company subsequently filed Form 8-K dated August 27, 1996. In addition, the Company filed two reports on Form 8-K dated September 24, 1996, one disclosing the Agreement and Plan of Merger with Oracle and the other announcing an anticipated loss for fiscal 1996 and certain restatements affecting first and second fiscal quarters of 1996. Exhibits to the 8-K for the rights to announce adoption of a shareholder rights plan and amendments to the Company's Bylaws were filed accordingly.

    (c) EXHIBITS: See Item 14(a)(3) above.

    (d) FINANCIAL STATEMENT SCHEDULES: See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DATALOGIX INTERNATIONAL INC.

                                          By: _______/s/_RAYMOND V. SOZZI_______
                                             Raymond V. Sozzi
                                             PRESIDENT, CHIEF OPERATING OFFICER
                                               AND ACTING CHIEF EXECUTIVE
                                          OFFICER (PRINCIPAL
                                               EXECUTIVE OFFICER)
                                             September 30, 1996

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raymond V. Sozzi and Richard J. Willemin, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitutions, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
- ------------------------------  --------------------------  -------------------

                                President, Chief Operating
     /s/ RAYMOND V. SOZZI         Officer and Acting Chief
- ------------------------------    Executive Officer         September 30, 1996
       Raymond V. Sozzi           (Principal Executive
                                  Officer)

   /s/ RICHARD J. WILLEMIN      Chief Financial Officer
- ------------------------------    (Principal Financial and  September 30, 1996
     Richard J. Willemin          Accounting Officer)

     /s/ PETER J. BARRIS
- ------------------------------  Director                    September 30, 1996
       Peter J. Barris

    /s/ GEORGE B. BEITZEL
- ------------------------------  Director                    September 30, 1996
      George B. Beitzel

    /s/ DAVID R. HATHAWAY
- ------------------------------  Director                    September 30, 1996
      David R. Hathaway

     /s/ ROBERT K. WEILER
- ------------------------------  Director                    September 30, 1996
       Robert K. Weiler

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Datalogix International Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Datalogix International Inc. and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 13, on September 24, 1996 the Company executed an agreement and plan of merger with Oracle in which Oracle will acquire all of the Company's outstanding common stock.

Price Waterhouse LLP
Stamford, Connecticut
September 24, 1996

                          DATALOGIX INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
                                                      ASSETS

Current assets:
  Cash and cash equivalents.................................................................  $  34,019  $  43,762
  Short-term investments....................................................................     --            165
  Accounts receivable, less allowance for doubtful accounts of
    $2,025, and $736, respectively..........................................................     13,930     13,484
  Deferred income taxes.....................................................................     --          2,017
  Prepaid expenses and other current assets.................................................        747        576
                                                                                              ---------  ---------
        Total current assets................................................................     48,696     60,004
Fixed assets, net...........................................................................      3,356      2,207
Computer software development costs, less accumulated amortization
  of $1,890 and $3,080, respectively........................................................      2,883      2,282
Deferred income taxes.......................................................................      2,732        499
Other assets................................................................................        237         59
                                                                                              ---------  ---------
        Total assets........................................................................  $  57,904  $  65,051
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................................................  $   2,632  $   5,157
  Accrued liabilities.......................................................................      5,162      3,516
  Customer advances and unearned revenue....................................................      3,900      5,712
  Notes payable and other obligations.......................................................      4,666        824
                                                                                              ---------  ---------
        Total current liabilities...........................................................     16,360     15,209
Unearned revenue............................................................................        269        404
Notes payable and other obligations.........................................................     --            147
Commitments and contingencies (Note 6 and 12)...............................................     --         --
Shareholders' equity (deficit):
  Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued.................     --         --
  Common stock, $.01 par value; authorized--40,000,000 shares; issued and
    outstanding--11,158,231 shares in 1996 and 10,864,130 shares in 1995....................        112        109
  Additional paid-in capital................................................................     72,160     71,631
  Accumulated deficit.......................................................................    (29,903)   (21,871)
  Treasury stock, at cost; 96,116 shares in 1996 and 11,116 shares in 1995..................       (704)       (71)
  Cumulative translation adjustment.........................................................       (293)      (267)
  Deferred compensation.....................................................................        (97)      (240)
                                                                                              ---------  ---------
        Total shareholders' equity..........................................................     41,275     49,291
                                                                                              ---------  ---------
        Total liabilities and shareholders' equity..........................................  $  57,904  $  65,051
                                                                                              ---------  ---------
                                                                                              ---------  ---------

          See accompanying notes to consolidated financial statements.

                          DATALOGIX INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         YEAR ENDED JUNE 30,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Revenues:
  License fees...................................................................  $  23,515  $  26,852  $  14,189
  Services.......................................................................     25,668     16,326     10,559
                                                                                   ---------  ---------  ---------
  Total revenues.................................................................     49,183     43,178     24,748
                                                                                   ---------  ---------  ---------
Operating expenses:
  Cost of license fees...........................................................      7,862      5,618      2,077
  Cost of services...............................................................     18,109     10,334      6,024
  Sales and marketing............................................................     16,418     13,670      8,589
  Research and development.......................................................      9,386      6,271      4,554
  General and administrative.....................................................      7,218      4,433      2,097
                                                                                   ---------  ---------  ---------
  Total operating expenses.......................................................     58,993     40,326     23,341
                                                                                   ---------  ---------  ---------
Income (loss) from operations....................................................     (9,810)     2,852      1,407
  Interest income................................................................      1,950        186         57
  Interest expense...............................................................       (122)      (113)      (149)
                                                                                   ---------  ---------  ---------
Income (loss) before taxes.......................................................     (7,982)     2,925      1,315
Provision (benefit) for income taxes.............................................         50     (2,405)    --
                                                                                   ---------  ---------  ---------
Net income (loss)................................................................  $  (8,032) $   5,330  $   1,315
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Earnings (loss) per share........................................................  $   (0.70) $    0.59  $    0.16
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Weighted average number of common and common equivalent shares outstanding.......     11,426      9,048      8,313
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                          DATALOGIX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                         YEAR ENDED JUNE 30,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)..............................................................  $  (8,032) $   5,330  $   1,315
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization................................................      2,821      1,456      1,128
    Provision for bad debt on accounts receivable................................      2,812        307        590
    Loss on disposal of fixed assets.............................................        118     --              6
    Write-off of capitalized software costs......................................        131     --            120
    Deferred income taxes........................................................       (216)    (2,516)    --
    Changes in operating assets and liabilities:
      Accounts receivable........................................................     (3,258)    (4,259)    (3,483)
      Prepaid expenses and other assets..........................................       (239)       347        (35)
      Accounts payable and accrued liabilities...................................      4,576      2,160        410
      Customer advances and unearned revenue.....................................     (1,947)      (352)       286
                                                                                   ---------  ---------  ---------
          Net cash provided by (used in) operating activities....................     (3,234)     2,473        337
                                                                                   ---------  ---------  ---------
Cash flows from investing activities:
  Short-term investments, net....................................................         55        (55)       272
  Capital expenditures...........................................................     (2,676)    (1,884)      (401)
  Capitalized software costs.....................................................     (1,896)    (1,122)    (1,008)
                                                                                   ---------  ---------  ---------
          Net cash (used in) investing activities................................     (4,517)    (3,061)    (1,137)
                                                                                   ---------  ---------  ---------
Cash flows from financing activities:
  Net repayments on financing arrangements.......................................       (971)    (2,780)       (78)
  Purchase of treasury shares....................................................       (633)    --         --
  Proceeds from sale of redeemable convertible preferred stock, net..............     --          4,147        (38)
  Payment of stock issuance costs................................................       (789)    --         --
  Proceeds from sale of common stock, net........................................     --         38,743     --
  Proceeds from exercise of stock options and warrants and employee stock
    purchase.....................................................................        427        216     --
                                                                                   ---------  ---------  ---------
          Net cash provided by (used in) financing activities....................     (1,966)    40,326       (116)
                                                                                   ---------  ---------  ---------
Effect of exchange rate changes on cash..........................................        (26)       (26)       (15)
                                                                                   ---------  ---------  ---------
          Net increase (decrease) in cash and cash equivalents...................     (9,743)    39,712       (931)
Cash and cash equivalents at beginning of year...................................     43,762      4,050      4,981
                                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................................  $  34,019  $  43,762  $   4,050
                                                                                   ---------  ---------  ---------
Supplemental disclosures of cash flow information:
  Interest paid..................................................................  $     122  $     113  $     149
  Interest received..............................................................  $   1,856     --         --
Noncash investing and financing activities:
  Accrual of deferred stock option compensation..................................  $  --      $     257  $  --
  Conversion of redeemable preferred stock to common stock.......................  $  --      $  32,977  $  --
  Accrual of common stock issuance costs.........................................  $  --      $     731  $  --

          See accompanying notes to consolidated financial statements.

                          DATALOGIX INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                               COMMON STOCK       ADDITIONAL                               CUMULATIVE
                                          ----------------------    PAID-IN    ACCUMULATED    TREASURY     TRANSLATION
                                           SHARES      AMOUNT       CAPITAL     (DEFICIT)       STOCK      ADJUSTMENT
                                          ---------  -----------  -----------  ------------  -----------  -------------
Balance, June 30, 1993..................        213   $       2    $     275    $  (28,125)   $     (71)    $    (226)
Exercise of stock options...............          2                        1
Preferred stock issuance costs..........                                               (38)
Net income..............................                                             1,315
Translation adjustments.................                                                                          (15)
                                          ---------       -----   -----------  ------------       -----         -----
Balance, June 30, 1994..................        215           2          276       (26,848)         (71)         (241)
Preferred stock issuance costs..........                                              (353)
Initial public offering of common stock,
  net...................................      2,495          25       37,987
Conversion of redeemable preferred
  stock.................................      7,259          73       32,904
Cashless exercise of Oracle Warrant
  (Note 7):
    Exercise............................        890           9        4,995
    Reacquisition.......................       (890)         (9)     (15,128)
    Sale................................        596           6       10,127
Exercise of stock options and
  warrants..............................        299           3          213
Deferred compensation on stock
  options...............................                                 257
Amortization of deferred compensation...
Net income..............................                                             5,330
Translation adjustments.................                                                                          (26)
                                          ---------       -----   -----------  ------------       -----         -----
Balance, June 30, 1995..................     10,864         109       71,631       (21,871)         (71)         (267)
Exercise of stock options and
  warrants..............................        282           3          296
Issuance under Stock Plans..............         12      --              128
Purchase of treasury shares.............                                                           (633)
Amortization of deferred compensation...                                 105
Net loss................................                                            (8,032)
Translation adjustments.................                                                                          (26)
                                          ---------       -----   -----------  ------------       -----         -----
Balance, June 30, 1996..................     11,158   $     112    $  72,160    $  (29,903)   $    (704)    $    (293)
                                          ---------       -----   -----------  ------------       -----         -----
                                          ---------       -----   -----------  ------------       -----         -----


                                             DEFERRED
                                           COMPENSATION
                                          ---------------
Balance, June 30, 1993..................     $  --
Exercise of stock options...............
Preferred stock issuance costs..........
Net income..............................
Translation adjustments.................
                                                 -----
Balance, June 30, 1994..................        --
Preferred stock issuance costs..........
Initial public offering of common stock,
  net...................................
Conversion of redeemable preferred
  stock.................................
Cashless exercise of Oracle Warrant
  (Note 7):
    Exercise............................
    Reacquisition.......................
    Sale................................
Exercise of stock options and
  warrants..............................
Deferred compensation on stock
  options...............................          (257)
Amortization of deferred compensation...            17
Net income..............................
Translation adjustments.................
                                                 -----
Balance, June 30, 1995..................          (240)
Exercise of stock options and
  warrants..............................
Issuance under Stock Plans..............
Purchase of treasury shares.............
Amortization of deferred compensation...           143
Net loss................................
Translation adjustments.................
                                                 -----
Balance, June 30, 1996..................     $     (97)
                                                 -----
                                                 -----

          See accompanying notes to consolidated financial statements.

                          DATALOGIX INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- THE COMPANY:

    Datalogix International Inc. (the "Company") is a provider of open, client/server software solutions for managing the manufacturing, logistics and financial operations of process manufacturing companies worldwide.

    The financial statements reflect the consolidated activities of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The following is a summary of significant accounting policies followed by the Company.

ACCOUNTING ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

REVENUE RECOGNITION:

    Revenues under the Company's noncancellable license agreements are recognized upon delivery of the software and once all significant contractual obligations have been satisfied. Royalty revenues are recognized as they are reported to the Company by the third party licensing the Company's software.

    Revenues from the Company's customer support services (i.e., telephone support and product updates) are recognized on a PRO RATA basis over the life of the service contract, generally one year. Revenues from consulting, programming, training and software installation services are recognized as these services are performed and delivered. Customer advances and unearned revenues include amounts received or billed for customer support services to be rendered in the future.

    Estimated warranty costs of the Company's noncancellable license agreements are recognized upon the recognition of revenue related to these agreements. See
Note 12 for fourth quarter increase to the warranty reserve.

COMPUTER SOFTWARE DEVELOPMENT COSTS:

    The Company's software development costs, which are primarily comprised of salaries and related costs, are expensed until technological feasibility is established and then capitalized until a marketable product is completed. Capitalized software development costs are amortized over their estimated economic life, principally three to five years. Amortization expense included in cost of license fees for the years ended June 30 were $1,161 in 1996, $690 in 1995 and $596 in 1994. Included in research and development expenses were previously capitalized software in the amounts of $131 and $120 in fiscal 1996 and 1994, respectively, which the Company determined would provide no future benefit.

    The Company periodically reviews its capitalized software development costs to determine their net realizability based upon anticipated net future cash flows of the applicable products.

                          DATALOGIX INTERNATIONAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
FIXED ASSETS:

    Fixed assets are stated at cost less accumulated depreciation or amortization. Depreciation of computer and office equipment is calculated using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the life of the improvement or the related lease. Depreciation and amortization expenses were $1,406, $749, and $532 in fiscal 1996, 1995 and 1994, respectively.

SHORT-TERM INVESTMENTS:

    Short-term investments consist of bank deposits with maturities greater than three months.

INCOME TAXES:

    The Company accounts for income taxes using the asset and liability approach. See Note 10 for further information.

STATEMENT OF CASH FLOWS:

    For purposes of reporting cash flows, the Company considers all interest-bearing securities having original maturities of three months or less to be cash equivalents.

CONCENTRATIONS OF CREDIT RISKS:

    The Company operates in one segment and its customers are concentrated primarily in the consumer packaged goods (food, beverage, health and beauty aids) and the industrial products (chemical, pharmaceutical and petroleum) industries. The Company generally requires a cash deposit upon contract signing. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

    In fiscal 1996, approximately 10% and 16% of total revenues were derived from Oracle and another customer, respectively. The GEMMS license fees and services comprised the principal component of the revenues from these customers. No customer accounted for revenues in excess of 10% in fiscal 1995 or 1994.

    The Company invests its excess cash principally in money market instruments, short-term corporate obligations and certificates of deposit. Generally, the investments mature within 90 days.

FOREIGN CURRENCY TRANSLATION:

    Assets and liabilities denominated in foreign currencies are translated at exchange rates on the balance sheet date, and revenues and expenses are translated at average rates during the period. Translation adjustments are shown separately as a component of shareholders' equity. The majority of international revenues are denominated in U.S. dollars and pound sterling.

EARNINGS (LOSS) PER SHARE:

    Earnings (loss) per share is determined by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock

                          DATALOGIX INTERNATIONAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) equivalents include stock options, warrants and redeemable convertible preferred stock prior to its conversion into common stock in June 1995, upon the closing of the initial public offering of the Company's common stock.

RECENTLY ISSUED ACCOUNTING STANDARDS:

    In October 1995, the Financial Accounting Standards Board issued SFAS 123, " Accounting for Stock Based Compensation," which is effective in fiscal 1997 for the Company. Under SFAS 123, companies can elect, but are not required, to recognize compensation expense for all stock-based awards, using a fair value methodology. The Company expects to implement in fiscal 1997 the disclosure only provision, as permitted by SFAS 123.

RECLASSIFICATIONS:

    Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

NOTE 3 -- ORACLE (A RELATED PARTY) AGREEMENTS:

    In September 1994, the Company entered into a Joint Marketing Agreement and an International Distribution Agreement with Oracle Corporation (the "Oracle Agreements") to market and distribute the GEMMS product (under the name "Oracle GEMMS") on a worldwide basis. Datalogix pays royalties of 30% to Oracle for certain GEMMS sales in the United States. The Company reports the royalties paid to Oracle as a cost of license fees. In exchange for its international distribution rights, Oracle pays the Company a royalty equal to 40% or more of the license fees and maintenance fees received by Oracle for certain sales outside the United States. Oracle also pays the Company license fees for certain sales in the United States where Oracle sells directly to the customer. The Company includes these royalties and license fees in revenues. There is no offsetting entry to cost of license fees that is attributable to the royalty and license fee revenues earned by the Company. The Oracle Agreements are for a four-year term and renew annually unless terminated by either party.

    Royalties and license fees paid by Oracle to Datalogix were approximately $4,342 and $411 and royalties paid by Datalogix to Oracle were approximately $3,923 and $2,670 for fiscal 1996 and 1995, respectively. Services revenue paid by Oracle to Datalogix were approximately $740 and $130 in fiscal 1996 and 1995, respectively. At June 30, 1996 and 1995, the Company had receivables due from Oracle in the amount of $1,576 and $164, respectively, which are included in accounts receivable in the consolidated balance sheet. Also, at June 30, 1996 and 1995, the Company had payables due Oracle in the amount of $1,905 and $2,877, respectively, which are included in accounts payable in the consolidated balance sheet. See Note 7, 11 and 13 for other transactions with Oracle.

                          DATALOGIX INTERNATIONAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 4 -- BALANCE SHEET COMPONENTS:

        Fixed assets consisted of the following at:

                                                                                   JUNE 30,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Computer equipment.........................................................  $   4,003  $   3,608
Assets under capital lease.................................................     --            270
Office furniture, fixtures and other.......................................      2,169      1,297
                                                                             ---------  ---------
  Total....................................................................      6,172      5,175
LESS--Accumulated depreciation and amortization............................      2,816      2,968
                                                                             ---------  ---------
                                                                             $   3,356  $   2,207
                                                                             ---------  ---------
                                                                             ---------  ---------

        Accrued liabilities consisted of the following at:

                                                                                   JUNE 30,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Commissions................................................................  $   1,076  $   1,136
Payroll and other compensation.............................................      1,957        352
Other......................................................................      2,129      2,028
                                                                             ---------  ---------
                                                                             $   5,162  $   3,516
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 5 -- NOTES PAYABLE AND OTHER OBLIGATIONS:

    In January 1994, the Company secured a commitment for a short term credit facility of $1,500. The facility was amended in December 1994 to include an equipment line of credit of $1,000. These facilities bear interest at a rate of 0.75% to 1.25% above the lender's prime rate and are secured by the Company's assets. The short term credit facility expired in April 1996. The equipment line of credit facility expired in June 1995. No amounts were outstanding under either the short term credit facility or the equipment line credit at June 30, 1996 or 1995.

    The Company has other obligations relating to product claims and warranty costs. In the fourth quarter of fiscal 1996, the Company increased its reserve for such costs and obligations to approximately $4,700 as discussed in Note 12.

    The Company has noncancelable operating leases for furniture, equipment, office space and automobiles. Annual rental expense under operating leases was $1,957, $1,920 and $1,758 in fiscal 1996, 1995, 1994, respectively.

    At June 30, 1996, scheduled minimum future lease payments due under noncancelable operating leases having initial or remaining terms of one year or more are as follows:

FISCAL YEAR
- --------------------------------------------------------------------
  1997..............................................................  $   2,112
  1998..............................................................      2,296
  1999..............................................................      1,187
  2000 and thereafter...............................................        102
                                                                      ---------
Total minimum lease payments........................................  $   5,697
                                                                      ---------
                                                                      ---------

                          DATALOGIX INTERNATIONAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 6 -- COMMITMENTS AND CONTINGENCIES:

    The Company has made commitments to its customers for the annual support and maintenance of its products as well as other customer obligations. See Note 5 for the accrued liability for product claims and warranty costs.

    The Company is a party to claims arising during the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations. See Note 12 for discussion of quarterly restatements.

NOTE 7 -- CAPITAL STOCK:

AUTHORIZATION

    In April 1995, the Board of Directors and shareholders approved a 1-for-2 reverse stock split of the common stock, authorized the issuance of 5,000,000 shares of preferred stock at $.01 par value and approved an increase in the number of authorized common shares from 30,000,000 to 40,000,000 shares. The reverse stock split has been reflected in all prior periods presented. Accordingly, all previously reported common stock share, per share and stock option data have been restated.

COMMON STOCK

    On June 15, 1995, the Company completed an underwritten initial public offering ("IPO") of 3,795,000 shares of its common stock, at an initial price to the public of $17.00 per share. The offering was comprised of 2,495,000 newly issued shares by the Company and 1,300,000 shares offered by selling shareholders. The Company retained net proceeds of $37,954 after deducting underwriting commissions and discounts of $2,969 and other costs of $1,492.

    In connection with the Oracle Agreements in September 1994 (see Note 3), 2,401,280 shares of preferred stock were issued to Oracle for $1.874 per share. The total amount of preferred shares issued to Oracle was converted into common stock upon the closing of the Company's IPO on June 15, 1995. In addition, Oracle was granted a warrant (the "Oracle Warrant") to purchase 890,426 shares of the Company's common stock at $5.62 per share. The Oracle Warrant was also exercised for the Company's common stock upon the closing of the Company's IPO as part of a cashless exercise. As a result of these and other market transactions, Oracle owns approximately 14% of the Company's outstanding common stock at June 30, 1996.

NOTE 8 -- STOCK OPTION PLANS:

    The Company has reserved shares of common stock to be issued in connection with its key employee stock option plan. The employees' options to purchase shares vest over a fifty-month period. The options terminate six years from the date granted.

    All outstanding options under existing employee option plans and all warrants outstanding both prior to and since the April 1995 1-for-2 reverse stock split are now deemed to be exercisable into that number of common shares determined using the stock split multiple.

    In April 1995, the Board of Directors and shareholders established the 1995 Director Option Plan and the 1995 Employee Stock Purchase Plan which provides for the issuance of 100,000 and 250,000 shares of common stock, respectively. As of June 30, 1996, 24,000 options were granted and 76,000 shares remained

                          DATALOGIX INTERNATIONAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 8 -- STOCK OPTION PLANS: (CONTINUED) available for future granting of options under the 1995 Director Option Plan. Under the Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock through payroll deductions not to exceed 10% of compensation per pay period. The purchase price under this plan is an amount equal to 85% of the lower of the fair market value of the stock on enrollment date or on the exercise date. The plan purchased approximately 11,960 shares of the Company's common stock during fiscal 1996. At June 30, 1996, there were 238,040 shares available for future offerings. No options or shares had been granted or issued under these plans at June 30, 1995.

    In November 1992, the Board of Directors and shareholders established the 1992 Stock Option Plan which provides for the issuance of 2,071,439 shares of common stock.

    Transactions under the Company's stock option plans, as retroactively adjusted for stock splits, are summarized below (price approximates market value at date of grant):

                                                                 OPTIONS     PRICE PER SHARE
                                                                ----------  -----------------
Options outstanding at June 30, 1993..........................   1,139,248
Options granted...............................................     418,295              $0.80
Options exercised.............................................      (1,573)             $0.80
Options canceled..............................................     (77,598)             $0.80
                                                                ----------  -----------------
Options outstanding at June 30, 1994..........................   1,478,372
Options granted...............................................     644,163  $   0.80 - $13.00
Options exercised.............................................    (268,848)             $0.80
Options canceled..............................................    (183,777) $    0.80 - $6.98
                                                                ----------  -----------------
Options outstanding at June 30, 1995..........................   1,669,910
Options granted...............................................     171,500  $  11.75 - $12.25
Options exercised.............................................    (272,141) $    0.80 - $3.50
Options canceled..............................................     (95,024) $   0.80 - $13.00
                                                                ----------  -----------------
Options outstanding at June 30, 1996..........................   1,474,245
                                                                ----------  -----------------
                                                                ----------  -----------------

    Stock options exercisable at June 30, 1996 were 906,199 with an exercise price per share of $0.80-- $13.00. At June 30, 1996, 212,987 shares remained available for future granting of options under the 1992 Plan. In fiscal 1996 and 1995, the Company recognized as compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of certain options over the exercise price of such options. The compensation expense is amortized ratably over the period from the date of the grant through the vesting date.

NOTE 9 -- EMPLOYEE RETIREMENT PLAN:

    The Company sponsors a defined contribution 401(k) plan which covers substantially all of its employees. The Company matches an amount equal to 25% of the first 5% contributed by the employee. Employees are fully vested in their own contribution and vest in the Company's contributions over a four-year period. Contribution expenses of $134, $139 and $72 were incurred during fiscal 1996, 1995 and 1994, respectively.

                          DATALOGIX INTERNATIONAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 10 -- PROVISION FOR INCOME TAXES:

    The deferred tax provision was determined under the asset and liability approach. Deferred tax assets and liabilities were recognized on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. The provision (benefit) for income taxes is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities.

    In the third quarter of fiscal 1995, the Company, based upon its recent operating results and the market acceptance of its GEMMS product, reduced its valuation allowance to $698. The effect of this change in judgment regarding the realizability of certain net operating losses was to offset the 1995 provision for income taxes by $3,497, resulting in a net benefit for income taxes of $2,405 for fiscal 1995. The valuation allowance was increased to $3,412 at June 30, 1996 primarily reflecting an allowance against additional loss carryforwards generated in the current fiscal year. The Company believes it is more likely than not that the deferred income taxes of $2,732 at June 30, 1996 will be realized. However, it is reasonably possible that such valuation allowance could increase significantly in the near term, depending on the Company's ability to generate sufficient taxable income.

    The provision (benefit) for taxes for the fiscal years ended June 30, 1996, 1995 and 1994 are as follows:

                                                                          YEAR ENDED JUNE 30,
                                                                    -------------------------------
                                                                      1996       1995       1994
                                                                    ---------  ---------  ---------
Current provision
  U.S. federal....................................................  $  --      $      15  $  --
  State...........................................................         50         66     --
  Foreign.........................................................        216         30     --
                                                                    ---------  ---------  ---------
Total current provision...........................................        266        111     --
Deferred benefit..................................................       (216)    (2,516)    --
Provision (benefit) for income taxes..............................  $      50  $  (2,405) $  --

                          DATALOGIX INTERNATIONAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 10 -- PROVISION FOR INCOME TAXES: (CONTINUED)
    Deferred tax liabilities (assets) are comprised of the following at:

                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
Software development cost amortization...................................  $   1,009  $     799
Depreciation and other...................................................        165        223
                                                                           ---------  ---------
  Gross deferred tax liabilities.........................................      1,174      1,022
                                                                           ---------  ---------
Loss carryforwards.......................................................     (4,892)    (3,548)
Contract refunds and other obligations...................................     (1,633)      (243)
Commissions..............................................................        (26)       (65)
Bad debt expense.........................................................       (709)      (235)
Other....................................................................        (58)      (145)
                                                                           ---------  ---------
  Gross deferred tax assets..............................................     (7,318)    (4,236)
                                                                           ---------  ---------
Deferred tax asset valuation allowance...................................      3,412        698
                                                                           ---------  ---------
  Net deferred tax asset.................................................  $  (2,732) $  (2,516)
                                                                           ---------  ---------
                                                                           ---------  ---------

    The provision (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. applicable income tax rate to (loss) income before taxes is as follows:

                                                                        YEAR ENDED JUNE 30,
                                                                  -------------------------------
                                                                    1996       1995       1994
                                                                  ---------  ---------  ---------
Tax (benefit) provision at statutory rate.......................  $  (2,794) $   1,024  $     447
State income taxes, net of federal tax benefit..................         33         43     --
Valuation allowance adjustment, net.............................      2,714     (3,497)      (447)
Other...........................................................         97         25     --
                                                                  ---------  ---------  ---------
Provision (benefit) for income taxes............................  $      50  $  (2,405) $  --
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The Company has significant operating loss carryforwards which expire in 2008, 2009 and 2011. For tax purposes, there is a limitation on the utilization of net operating losses resulting from certain changes in ownership due to prior common and preferred stock transactions. As a result, the amount of net operating loss carryforwards available to offset future taxable income is approximately $14,000 as of June 30, 1996. Accordingly, the Company has recorded a gross deferred tax asset for the amount of net operating loss carryforwards available to offset future taxable income.

                          DATALOGIX INTERNATIONAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 11 -- GEOGRAPHIC INFORMATION:

    Financial information, summarized by geographic area, is as follows:

                                                                                             CANADA AND
                                                                       UNITED                   OTHER
                                                                       STATES     EUROPE    INTERNATIONAL    TOTAL
                                                                     ----------  ---------  -------------  ---------
Year ended June 30, 1996:
  Total revenues...................................................  $   40,042  $   4,867    $   4,274    $  49,183
  Income (loss) from operations....................................  $  (11,532) $      55    $   1,667    $  (9,810)
  Identifiable assets..............................................  $   55,783  $   1,945    $     176    $  57,904
Year ended June 30, 1995:
  Total revenues...................................................  $   38,289  $   2,527    $   2,362    $  43,178
  Income (loss) from operations....................................  $    2,591  $    (723)   $     984    $   2,852
  Identifiable assets..............................................  $   63,998  $   1,035    $      18    $  65,051
Year ended June 30, 1994:
  Total revenues...................................................  $   22,027  $   1,481    $   1,240    $  24,748
  Income (loss) from operations....................................  $    1,222  $    (408)   $     593    $   1,407
  Identifiable assets..............................................  $   16,438  $   1,148    $      10    $  17,596

    Revenues received directly from Oracle approximates $5,082, $541 and $0 for the year ended June 30, 1996, 1995, and 1994 respectively.

NOTE 12 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

    Summarized quarterly financial data for the year ending June 30, 1996 and 1995 are as follows:

                                                                              PER THE QUARTER ENDED
                                                               ---------------------------------------------------
                                                               SEPTEMBER 30,  DECEMBER 31,   MARCH 31,   JUNE 30,
FISCAL YEAR 1996                                                   1995*         1995*         1996        1996
- -------------------------------------------------------------  -------------  ------------  -----------  ---------
Total revenues...............................................    $   9,166     $   14,870    $  11,065   $  14,082
Operating expenses...........................................       10,760         13,698       13,712      20,823
Income (loss) before taxes...................................       (1,109)         1,625       (2,179)     (6,319)
Net income (loss)............................................         (698)         1,023       (1,373)     (6,984)
Earnings (loss) per share....................................         (.06)           .08         (.12)       (.60)

- ------------------------

* The first and second quarters of fiscal 1996 have been restated from originally reported amounts as disclosed below.

                          DATALOGIX INTERNATIONAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 12 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED): (CONTINUED)
    During August 1996, new management conducted a comprehensive review of major customer accounts for the purpose of determining the adequacy of reserves and allowances related to customer warranty costs, legal costs and accounts receivable. As a result of this review, management increased its sales returns and allowance and bad debt provision by approximately $1,700, its customer warranty costs by approximately $3,400 and made certain other adjustments of approximately $800. Management has no basis on which to allocate these costs to prior periods; as such, these adjustments totaling approximately $5,900 have been accounted for as changes in estimates in the fourth quarter.

    The first and second quarters of fiscal 1996 were restated due to accounting irregularities which necessitated the elimination of a reseller transaction that was subsequently determined not to be in accordance with Company policies, the reversal of a credit taken against royalties to Oracle and to record as compensation certain expenses related to a former employee. As a result of these restatements, the Company's Board of Directors has retained outside counsel to conduct a review of the facts and circumstances surrounding these matters and in addition the Company's business practices and procedures. The originally reported amounts were as follows:

                                                                                          PER THE QUARTER ENDED
                                                                                      ---------------------------
                                                                                      SEPTEMBER 30,  DECEMBER 31,
FISCAL YEAR 1996 -- AS PREVIOUSLY REPORTED                                                1995           1995
- ------------------------------------------------------------------------------------  -------------  ------------
Total revenues......................................................................    $  10,126     $   13,910
Operating expenses..................................................................       10,072          3,410
Income before taxes.................................................................          539            953
Net income..........................................................................          340            600
Earnings per share..................................................................          .03            .05

    The Company is unable to predict whether litigation resulting from the publication of the restatements will be initiated against the Company, its officers or its directors nor is it able to predict the outcome or the range of potential loss, if any, which might result if such litigation is initiated. Accordingly, no provision for any liability or other adjustments which may result has been made in the financial statements at June 30, 1996.

                                                                              PER THE QUARTER ENDED
                                                               ----------------------------------------------------
                                                               SEPTEMBER 30,  DECEMBER 31,    MARCH 31,   JUNE 30,
FISCAL YEAR 1995                                                   1994           1994          1995        1995
- -------------------------------------------------------------  -------------  -------------  -----------  ---------
Total revenues...............................................    $   7,115      $   9,988     $  12,004   $  14,071
Operating expenses...........................................        7,095          9,602        11,258      12,371
Income before taxes..........................................           22            398           758       1,747
Net income...................................................           22            398         3,809       1,101

NOTE 13 -- SUBSEQUENT EVENTS:

    The Company filed an 8-K dated August 27, 1996 and announced that its Board of Directors adopted a shareholder rights plan in which preferred stock purchase rights will be distributed as a dividend at a rate of one right for each share of the Company's common stock. The Company adopted the plan to protect shareholders against unsolicited attempts to acquire control of the Company that would not offer what the Company believes is intended to enable all of the Company's shareholders to realize the long-term value of their investment in the Company. The rights do not preclude a takeover, but put on notice anyone seeking

                          DATALOGIX INTERNATIONAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 13 -- SUBSEQUENT EVENTS: (CONTINUED) to acquire the Company to negotiate with the Board prior to attempting a takeover. The rights will be issued to shareholders of record on September 9, 1996 and will expire on August 27, 2006.

    The plan provides for the issuance of one right for each one one-thousandth of a newly issued share of Series A preferred stock of the Company at an exercise price of $30. The rights will be exerciseable and transferable apart from the Company's common stock only if a person or group acquires beneficial ownership of 20% or more of common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of the common stock. If a person or group becomes the beneficial owner of 20% or more of the Company's common stock, then each right not owned by a 20% or more shareholder or certain related parties will entitle its holder to purchase, at the right's then-current exercise price, shares of common stock (or, in certain circumstances as determined by the Board, cash , other property, or other securities) having a value twice the right's exercise price. The Company will generally be entitled to redeem the rights at $.01 per right at any time until a person or group has become the beneficial owner of 20% or more of the Company's common stock.

    If, after any person has become a 20% or more shareholder, the Company is involved in a merger or other business combination with another person in which its common stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each right will entitle its holder to purchase, at the right's then-current exercise price, shares of common stock of such other person having value of twice the right's exercise price.

    The Company also announced that the Board of Directors had adopted amendments to the Company's Bylaw's implementing notice procedures for shareholder proposals and for nominations for the election of directors, increasing the percentage of outstanding shares of stock required to call special meetings of shareholders, and eliminating the ability of shareholders to remove directors without cause.

    On September 24, 1996 the Company executed an Agreement and Plan of Merger with Oracle in which Oracle will acquire all of the Company's outstanding common stock, excluding treasury, for a price of $8.00 per share or an aggregate of approximately $81 million. Each share of the Company's common stock (and associated preferred stock purchase rights) will be converted into the right to receive $8.00 per share payable to the holder thereof, without interest. Consummation of the merger is subject to certain closing conditions, including shareholder consent and regulatory approval. In connection with the execution of the Merger Agreement on September 24, 1996, the Company amended the plan to exclude the Merger from triggering the exerciseability of such rights.

                          DATALOGIX INTERNATIONAL INC.
                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Datalogix International Inc.

    Our audits of the consolidated financial statements referred to in our report dated September 24, 1996 appearing on page F-1 of the 1996 Annual Report of Datalogix International Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP
Stamford, CT
September 24, 1996

                          DATALOGIX INTERNATIONAL INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED JUNE 30, 1996, 1995, 1994
                                 (IN THOUSANDS)

                                                               BALANCE AT    ADDITIONS
                                                                BEGINNING   CHARGED TO
                                                                   OF        COSTS AND                 BALANCE AT
                                                                 PERIOD      EXPENSES    DEDUCTIONS   END OF PERIOD
                                                               -----------  -----------  -----------  -------------
Year ended June 30, 1996:
    Allowance for doubtful accounts..........................   $     736    $   2,812    $   1,523     $   2,025
    Deferred taxes...........................................   $     698    $   2,714    $  --         $   3,412

Year ended June 30, 1995:
    Allowance for doubtful accounts..........................   $     600    $     307    $     171     $     736
    Deferred taxes...........................................   $   4,942    $  --        $   4,244     $     698

Year ended June 30, 1994:
    Allowance for doubtful accounts..........................   $     535    $     590    $     525     $     600
    Deferred taxes...........................................   $   4,904    $      38    $  --         $   4,942