Form 10-K/A
period 1996-06-30
DATALOGIX INTERNATIONAL INC
filed 1996-10-29
CIK 944740

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                  FORM 10-K/A-1

                                   -----------

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Yes X    No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on September 19, 1996, was approximately $53,070,000, based upon the closing price of such stock on that date. Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of September 19, 1996, there were 11,711,777 shares of Common Stock of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

     The Registrant hereby amends and restates in their entirety Items 10, 11, 12 ,13 and 14 of its 1996 Annual Report on Form 10-K.
================================================================================

                                    PART III

Item 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The names and certain information about the current directors of the Company, and the executive officers of the Company are set forth below, including information furnished by them as to their principal occupation for the last five years, certain other directorships held by them and their ages as of the date of this filing.

                                                                                    Director or
Name                           Age      Position with the Company                  Officer Since
----                           ---      -------------------------                  -------------
David R. Hathaway (1)(2)       52       Director                                       1986
George B. Beitzel (1)(2)       68       Director                                       1991
Peter J. Barris (1)(2)         44       Director                                       1992
Robert K. Weiler (2)           45       Director                                       1995
Raymond V. Sozzi               53       President, Chief Operating Officer and
                                        Acting Chief Executive Officer                 1996
Richard J. Willemin            45       Chief Financial Officer                        1996
Peter B. Sobiloff              40       President, Worldwide Field Operations          1992
Joseph J. Grispo               51       General Manager, CIMPRO Business Systems       1993
John F. Cingari                40       Vice President, Product Marketing              1993
Ronald D. Nall                 49       Senior Vice President, Product Research,
                                        Marketing and Development and MIS              1995
Rick A. Marquardt              43       Vice President, Corporate Marketing and
                                           Strategic Partners                          1995

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

     David R. Hathaway has served as a director of the Company since 1986 and as Chairman of the Audit Committee since 1993. Mr. Hathaway is a general partner of Venrock Associates, a venture capital firm with which he has been associated since 1980. From February to July 1992, Mr. Hathaway served as acting Chief Executive Officer of the Company. He is also a director of Sequent Computer Systems, Inc.

     George B. Beitzel has served as a director of the Company since 1991 and as Chairman of the Compensation Committee since 1993. In 1987, he retired from International Business Machines Corporation where he had been employed since 1955 in various positions, most recently as a Senior Vice President, and was a member of the Board of Directors. He is also a director of Bankers Trust Company, Computer Task Group, Flight Safety International Inc., Phillips Gas Company, Phillips Petroleum Company, Roadway Services, Inc., Rohm and Haas Company, TIG Holdings, Inc. and Xillix Technologies Corp.

     Peter J. Barris has served as a director of the Company since October 1992. He has been associated with the New Enterprise Associates partnerships, venture capital funds, since October 1990 and is a general partner of New Enterprise Associates VI. From 1989 to August 1990, he was President and Chief Executive Officer at LEGENT Corporation, a utilities and systems software company. He is also a director of Amisys Managed Care Systems.

     Robert K. Weiler has served as a director of the Company since March 1995. He has served as President of Software Business of Wang Laboratories since December 1995. From 1991 to 1995, he served as Senior Vice President of Worldwide Sales and Marketing at Lotus Development Corporation. From 1989 to 1991, he was President and Chief Operating Officer of Interleaf, Inc.

     Raymond V. Sozzi has been President and Chief Operating Officer and acting Chief Executive Officer since July 1996. Prior to joining the Company, Mr. Sozzi served as Chief Executive Officer, President and director of DataImage, Inc., a software company providing integration of imaging systems, from November 1993 to April 1996. From November 1992 to November 1993, he served as Chief Executive Officer, President and Director of Insci Corp., a software company that provides electronic management information systems. From November 1991 to November 1992, he served as Chief Executive Officer and President of Northstar Technologies, Inc., a supplier of Loran and satellite navigation systems.

     Richard J. Willemin has been Chief Financial Officer since September 1996 and was a consultant to the Company in that capacity from August 1996 to September 1996. Prior to joining the Company, Mr. Willemin served as Vice President and Chief Financial Officer of NEIC, a transaction processing company in the health care industry, from June 1994 to August 1996. From March 1992 to June 1994, he served as interim Chief Financial Officer during periods of transition for several companies, including Saratoga Spring Water Company, a beverage manufacturer and distributor; Canyon Ranch Spa Cuisine, a mail order health food company; and Cosmetics Plus, a health and beauty aid retailer. From October 1985 to March 1992, he held various financial positions at CitiCorp, including Director, Financial Planning and Analysis, at CitiCorp POS, a database marketing division.

     Peter B. Sobiloff has served as President, Worldwide Field Operations since February 1996. He served as Vice President of Worldwide Field Operations from August 1992 to February 1996. Prior to joining the Company, from 1981 to 1992, he served in various positions at Ross Systems, Inc., a provider of software, including Executive Vice President, Field Operations in 1992.

     Joseph J. Grispo has served as General Manager, CIMPRO Business Systems since February 1996. He served as Vice President, Client Services and CIMPRO Business Unit from February 1993 to February 1996. Prior to joining the Company, he served as Executive Vice President, Client Services, of Ross Systems, Inc. from 1990 to February 1993.

     John F. Cingari has served as Vice President, Product Marketing since March 1995. He served as Vice President, Marketing and Development from March 1994 to March 1995 and as Vice President, Marketing from June 1993 to March 1994. Prior to joining the Company, he served as Director of Marketing of Marcam Corporation, a provider of software, from 1989 to June 1993.

     Ronald D. Nall has been Senior Vice President, Product Research, Marketing and Development and MIS since February 1996. He served as Vice President, GEMMS Research and Development from July 1995 to February 1996. Prior to joining the Company, he served as Vice President, Research & Development, of Computer Associates, a provider of software, from 1986 to July 1995.

     Rick A. Marquardt has served as Vice President of Corporate Marketing and Strategic Partners since July 1995 and as Vice President Oracle Business Development from June 1994, when he joined the Company, until July 1995. From 1990 through 1994, Mr. Marquardt was employed by Ross Systems, Inc. as Vice President - Manufacturing Systems.

Compensation of Directors

     Directors are reimbursed for their expenses incurred in attending Board meetings and each non-employee director is paid an annual retainer of $3,000 to serve on the Board and $500 for each meeting of the Board or a Committee they attend. Non-employee directors ("Outside Director") participate in the Company's 1995 Director Option Plan (the "Director Plan"). Under the Director Plan, each new Outside Director will be granted an option to purchase 12,500 shares of Common Stock upon the date on which such person first becomes an Outside Director. These options have an exercise price equal to the fair market value of the Company's Common Stock as of the date of grant and vest at a rate of 25% per year on each anniversary of the date of grant so long as the optionee remains a director of the Company. Each Outside Director who has served on the Board for at least six months is also automatically granted an option to purchase 6,000 shares of Common Stock on the date of each annual meeting of shareholders at which such person is re-elected to the Board of Directors. These options vest at a rate of 12.5% per month following the date of grant so long as the optionee remains a director of the Company and have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the compensation paid to (i) the Company's Chief Executive Officer during fiscal 1996, (ii) the four other most highly paid executive officers at the end of fiscal 1996 and (iii) another highly paid executive officer of the Company who is no longer serving as executive officer of the Company at the end of fiscal 1996 (collectively, the "Named Officers") during the three fiscal years ended June 30, 1996, 1995 and 1994.

                                                                                  Long-Term
                                                                                  Compensation
                                                                                  Securities
                                               Annual Compensation                Underlying              All
                               Fiscal                                             Options                Other
Name and Position              Year        Salary($) (1)          Bonus($)        (# of shares)      Compensation($)
-------------------------------------      -------------          --------        -------------      ---------------
Richard C. Giordanella, (2)    1996         260,000                65,000               --              6,360 (3)
President and Chief            1995         250,000                80,000          100,000              4,647 (4)
Executive Officer              1994         225,000               112,500          190,064 (5)          4,647 (6)

Rick L. Smith, (7)             1996         132,942                12,335            6,000              2,051 (3)
Vice President,                1995         152,500                25,000           20,000              2,181 (4)
Finance and Administration,    1994         147,500                45,000           47,640 (5)          2,181 (6)
Chief Financial Officer

Peter B. Sobiloff,             1996         155,000                16,126            6,000              2,170 (3)
President, Worldwide Field     1995         150,000                34,094           20,000              2,073 (4)
Operations                     1994         130,000                60,000           47,640 (5)          2,073 (6)

Joseph J. Grispo,              1996         155,000                15,000            6,000              2,929 (3)
General Manager, CIMPRO        1995         155,000                22,500           10,000             30,033 (4)
Business Systems               1994         152,500                27,500           15,694             43,476 (6)

John F. Cingari,               1996         135,000                17,094               --              2,181 (3)
Vice President,                1995         135,000                15,710               --              2,073 (4)
Product Marketing              1994         125,000                45,000           95,841             86,216 (6)

Ronald D. Nall                 1996         170,000                12,500            6,000             52,662 (3)
Sr. Vice President, Product    1995             643                    --           50,000                 --
Research, Marketing and        1994              --                    --               --                 --
Development and MIS


(1) Salary includes amounts, if any, contributed by the executive to the Company's 401(k) Plan for his own account.

(2) In July 1996, the employment of Mr. Giordanella, the Company's then Chief Executive Officer, was terminated.

(3) Consists of group term excess life insurance premiums of $522, $522, $306, $864, $306 and $864 for Messrs. Giordanella, Smith, Sobiloff, Grispo, Cingari and Nall, respectively; life insurance premiums of $2,367 for Mr. Giordanella; 401(k) Plan matching contributions of the Company of $3,471, $1,529, $1,864, $2,065, $1,875 and $2,171 for Messrs. Giordanella,
     Smith, Sobiloff, Grispo, Cingari and Nall and relocation costs of $49,627 reimbursed to Mr. Nall.

(4) Consists of group term excess life insurance premiums of $522, $306, $198, $864 and $114 for Messrs. Giordanella, Smith, Sobiloff, Grispo and Cingari, respectively; disability insurance premiums of $2,250 for Mr. Giordanella; 401(k) Plan matching contributions of the Company of $1,875 per person for Messrs. Giordanella, Smith, Sobiloff, Cingari and Grispo and $27,294 tax gross-up on relocation costs paid to Mr. Grispo.

(5) Includes options granted in November 1992, the performance and vesting provisions of which were modified in September 1993 as follows: Mr. Giordanella 53,418 shares; Mr. Smith 26,716 shares; and Mr. Sobiloff 26,716 shares.

(6) Consists of group term excess life insurance premiums of $522, $306, $198, $465, and $114 for Messrs. Giordanella, Smith, Sobiloff, Grispo and Cingari, respectively; disability insurance premiums of $2,250 for Mr. Giordanella; and 401(k) Plan matching contribution of the Company of $1,875 per person for Messrs. Giordanella, Smith, Sobiloff, and Cingari and $938 for Mr. Grispo; relocation costs of $42,073 reimbursed to Mr. Grispo; and relocation costs of $47,492 reimbursed to Mr. Cingari plus tax gross-up on relocation costs paid to Mr. Cingari of $36,735.

(7)  In April 1996, Mr. Smith resigned from the Company.

Option Grants in the Last Fiscal Year

     The following table provides information with respect to options granted in fiscal 1996 ("Last Fiscal Year") to the Named Officers.

                                                                                                  Potential Realizable
                                                                                                    Value at Assumed
                               Number of                                                            Annual Rates of
                               Securities       % of Total         Per                                Stock Price
                               Underlying        Options          Share                            Appreciation for
                                Options         Granted to      Exercise       Expiration             Option Term
      Name                      Granted         Employees (1)     Price           Date           5%(2)          10%(2)
----------------------          -------         -------------     -----           ----           -----          ------
Richard C. Giordanella            --                  --%       $   --             --           $  --           $  --
Rick L. Smith                    6,000               4.1%       $  11.75       10/24/01         $23,977         $54,395
Peter B. Sobiloff                6,000               4.1%       $  11.75       10/24/01         $23,977         $54,395
Joseph J. Grispo                 6,000               4.1%       $  11.75       10/24/01         $23,977         $54,395
John F. Cingari                   --                  --%       $   --             --           $  --           $  --
Ronald D. Nall                   6,000               4.1%       $  11.75       10/24/01         $23,977         $54,395

(1) Based on 147,500 options granted under all option plans to employees during the Last Fiscal Year.

(2) Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of grant until the end of the 6-year term of the option. These values are calculated based on requirements promulgated by the Securities and Exchange Commission (the "SEC") and do not reflect the Company's estimate or projection of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

     The Company has granted a total of 30,000 stock options since the beginning of the Last Fiscal Year with exercise prices ranging from $11.75 to $12.25 per share to directors and executive officers other than the Named Officers.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

     The following table provides-information with respect to option exercises in the Last Fiscal Year by the Named Officers and the value of their unexercised options at June 30, 1996.

                                                                    Total Number of           Total Value of Unexercised,
                                                                   Unexercised Options          In-the-Money-Options at
                                  Shares                           at Fiscal Year End             Fiscal Year End(2)
                                Acquired or   Value
      Name                       Exercised    Realized(l)     Exercisable    Unexercisable   Exercisable     Unexercisable
-----------------------          ---------    -----------     -----------    -------------   -----------     -------------
Richard C. Giordanella              100      $    1,970         504,041          98,500      $3,159,265      $  457,125
Rick L. Smith                    92,875      $  659,016            --              --        $     --        $     --
Peter B. Sobiloff                10,000      $  145,750          93,061          32,726      $  581,883      $  136,743
Joseph J. Grispo                 16,000      $  197,325          47,876          33,965      $  290,725      $  162,554
John F. Cingari                  14,250      $  146,050          40,814          27,777      $  263,251      $  179,171
Ronald D. Nall                     --        $     --            12,000          44,000      $     --        $     --

(1)  Market value of the shares on date of exercise, less the exercise price.

(2) Value is based on fair market value of the Company's Common Stock of $7.25 per share on June 28, 1996, the last trading day of the Last Fiscal Year.

Employee Stock Options

     Stock Option Plan. In November 1992, the Board of Directors and shareholders established the 1992 Stock Option Plan ("1992 Plan") which provides for the issuance of 2,071,439 shares of the Company's common stock. The 1992 Plan provides for the grant of "incentive" stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options to employees, directors and consultants of the Company. Incentive stock options may be granted only to employees. The 1992 Plan is administered by the Compensation Committee (the "Administrator"), which determines the terms of options granted, including the exercise price, the vesting schedule and the number of shares subject to the option. Customarily options granted under the 1992 Plan vest 24% on the anniversary of the date of grant and 2% per month thereafter and expire after six years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of the Company's Common Stock on the date of grant. The maximum term of options granted under the 1992 Plan is ten years.

     In the event of a merger of the Company with or into another corporation or a sale of substantially all of the Company's assets, all outstanding options shall be assumed or an equivalent option substituted by the successor corporation, unless the Administrator in its discretion makes provision for accelerating the exercisability of shares subject to options under the Plan. In such event, the Company shall notify the holders of outstanding options that such options are fully exercisable, and all options not exercised will terminate 15 days after the date of such notice.

     The 1992 Plan further provides that the Administrator may grant to the Company's employees stock purchase rights in addition to or in tandem with other awards granted under the 1992 Plan. Such stock purchase rights may remain outstanding for a maximum period of six months and are to be subject to a repurchase option by the Company.

     1995 Employee Stock Purchase Plan. The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors in April 1995 and approved by the Company's stockholders in April 1995.

The Purchase Plan is intended to qualify under Section 423 of the Code. The Company has reserved 250,000 shares of Common Stock for issuance under the Purchase Plan. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her base compensation plus commissions (excluding bonuses and overtime), at a price per share equal 85% of the lower of (i) the fair market value of the Company's Common Stock as of the first of each six-month offering period under the Purchase Plan or (ii) the fair market value of the Common Stock at the end of each respective offering period. Any employee who is customarily employed for at least 20 hours per week and more than five months per calendar year, who has been so employed for at least three consecutive months on or before the commencement date of an offering period is eligible to participate in the Purchase Plan.

     1995 Director Option Plan. The Company's 1995 Director Option Plan (the "Director Option Plan") was adopted by Board of Directors and approved by the Company's stockholders in April 1995. Under the Director Option Plan, the Company reserved 100,000 shares of Common Stock for issuance to Outside Directors of the Company pursuant to nonstatutory stock options. The Director Option Plan shall be in effect for a term of ten years unless sooner terminated. See "Compensation of Directors" in Item 10.

Employment Agreements

     Raymond V. Sozzi Employment Agreement. On June 28, 1996, the Company entered into an Employment Agreement with Raymond V. Sozzi. Mr. Sozzi commenced employment on July 10, 1996. Pursuant to the Agreement, as amended on July 30, 1996 and September 13, 1996, Mr. Sozzi agreed to serve as the Company's President, Chief Operating Officer and Acting Chief Executive Officer. The Agreement, as amended, provides for an annual base salary of $320,000; a signing bonus totaling $150,000, including $25,000 upon initial employment and $125,000 upon accepting the Chief Executive Officer position; a bonus of $40,000 for fiscal 1997, as well as certain fringe benefits, including monthly car and medical insurance allowances. The Agreement also provides Mr. Sozzi with options to purchase 200,000 shares of the Company's Common Stock, of which 20% conditionally vested on the commencement of his employment and 25% will vest each year on the anniversary thereof (subject to acceleration upon a "change of control"). In the event of Mr. Sozzi's resignation or other termination of employment with the Company (other than by the Company for "cause" as defined), the Company agreed to pay Mr. Sozzi severance of $250,000 (less the $125,000, paid upon accepting the Chief Executive Officer position). The Agreement also contains various non-compete, non-solicitation and confidentiality provisions.

     In the event that a third party acquires more than 50% of the stock or assets of the Company during the term of Mr. Sozzi's employment with the Company, all such stock options granted to Mr. Sozzi will be canceled, Mr. Sozzi will receive from the Company a cash bonus equal to 1% of the aggregate value of the consideration paid to the holders of the shares of the Company's Common Stock, less $125,000, and the Company will be relieved of any obligation to pay severance to Mr. Sozzi upon termination of his employment for any reason. In the event that Mr. Sozzi has exercised any of his stock options prior to consummation of such a transaction, the amount of his cash bonus will be reduced by any gain realized by Mr. Sozzi upon such exercise.

     Richard J. Willemin Employment Agreement. On September 26, 1996, the Company entered into an Employment Agreement with Richard J. Willemin, pursuant to which Mr. Willemin agreed to serve as the Company's Chief Financial Officer. The Agreement provides for an annual salary of $175,000 and a signing bonus of $50,000, as well as certain fringe benefits. The Agreement also provides Mr. Willemin with a bonus of $100,000 upon the consummation of the merger with Oracle. In the event that the Merger Agreement is terminated, Mr. Willemin will receive options to purchase 150,000 shares of the Company's Common Stock, which vest at an annual rate of 25% commencing on the first anniversary of the Agreement, subject to acceleration upon a "change of control." If Mr. Willemin is terminated without "cause," the Company agreed to pay Mr. Willemin severance of up to nine months of his base salary. In the event the merger with Oracle is consummated and Mr. Willemin is terminated without "cause," or resigns after 90 days following the merger, the Company has agreed to pay Mr. Willemin severance of six months. The Agreement also contains various non-compete, non-solicitation and confidentiality provisions.

     Richard C. Giordanella Employment Agreement. On July 8, 1992, the Company entered into an Employment Agreement with Richard C. Giordanella, the Company's President and Chief Executive Officer. The Agreement set certain minimum payments for fiscal 1993 and 1994 and provides for certain benefits to Mr. Giordanella including a car allowance, club dues and life insurance. In the event Mr. Giordanella is terminated other than for cause, as defined in the Agreement, the Company is obligated to pay his base salary on a monthly basis for nine months from termination, subject to certain reductions, and to continue his health coverage for the earlier of nine months or the commencement of full time employment for pay. The term of the Agreement continues from year to year unless terminated upon 90 days' notice by the Company or without notice for cause or by Mr. Giordanella on 30 days' notice. In July 1996, the employment of Mr. Giordanella, the Company's then Chief Executive Officer, was terminated.

     The Company has severance agreements with certain of its executive officers providing that if they are terminated without cause they will be compensated for a specified period of time. They include John F. Cingari and Ronald D. Nall, six months severance; Joseph J. Grispo, six months severance and Peter B. Sobiloff, six months severance plus one month for each year of employment beyond three years up to a total of nine months; and Rick L. Smith, six months severance and relocation expenses up to $50,000 in certain circumstances. Mr. Smith resigned from the Company in April 1996. In October 1996, the Company agreed to pay Mr. Smith $100,000 in connection with his leaving the Company.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for directors, officers and other employees of the Company. The Compensation Committee also administers various incentive compensation and benefit plans. See "Employee Stock Plans." The Compensation Committee consists of Messrs. Beitzel, who is Chairman, Hathaway, Barris and Weiler.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 3, 1996 by (i) each shareholder known to the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) each of the Named Officers, and (iv) all executive officers and directors of the Company as a group.

                                                   Beneficial Owner (1)
                                                   --------------------
          Beneficial Ownership                       Shares     Percent
          --------------------                       ------     -------
          Oracle Corporation (2)                    1,566,287    13.4%
            500 Oracle Parkway
            Redwood Shores, CA 94065

          J.P. Morgan Investment Corporation        1,100,587     9.4%
            60 Wall Street
            New York, NY 10260-0060

          Entities affiliated with                    658,000     5.6%
            Putnam Investments. Inc. (3)
            One Post Office Square
            Boston, MA 02109

          Richard C. Giordanella (4)                  475,709     4.1%

          Peter B. Sobiloff (5)                       105,125       *

          Joseph J. Grispo (6)                         66,019       *

          George B. Beitzel (7)                        65,294       *

          John F. Cingari (8)                          50,397       *

                                                   Beneficial Owner (1)
                                                   --------------------
          Beneficial Ownership                       Shares     Percent
          --------------------                       ------     -------
          David R. Hathaway (9)                        44,863       *

          Ronald D. Nall (10)                          18,560       *

          Robert K. Weiler (11)                        11,000       *

          Peter J. Barris (12)                          8,580       *

          Rick L. Smith (13)                                0       *

          All directors and executive
          officers as a group                         863,467     7.4%
          (11 persons) (14)

*    Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares.

(2)  The Company has entered into a Merger Agreement with Oracle. See "Business
     - Recent Developments" in Item 1 on Form 10-K dated June 30, 1996.

(3) Consists of shares owned by Putnam Investment, Inc. ("PI"), and Putnam Investment Management, Inc. ("PIM") and The Putman Advisory Company, Inc. ("PAC"). PIM and PAC are registered investments advisors and wholly owned subsidiaries of PI. Pursuant to reports filed with the SEC, PI disclaims beneficial ownership of shares owned by PIM and PAC and reports that it has no power to vote or dispose of these shares.

(4) Mr. Giordanella was the Chief Executive Officer of the Company until July 29, 1996, when his employment was terminated. Shares beneficially owned by Mr. Giordanella are based on the most recent publicly available information.

(5) Consists of 105,125 shares issuable upon the exercise of options exercisable within sixty days.

(6) Consists of 60,019 shares issuable upon the exercise of options exercisable within sixty days.

(7) Includes 10,986 shares held by family trusts of which Mr. Beitzel is the voting trustee; 24,661 shares issuable upon the exercise of options exercisable within sixty days and 18,661 shares issuable upon the exercise of options held by family trusts of which Mr. Beitzel is the voting trustee exercisable within sixty days.

(8) Consists of 50,397 shares issuable upon the exercise of options exercisable within sixty days.

(9) Includes 8,400 shares issuable upon the exercise of options exercisable within sixty days.

(10) Consists of 18,560 shares issuable upon the exercise of options exercisable within sixty days.

(11) Consists of 11,000 shares issuable upon the exercise of options exercisable within sixty days.

(12) Includes 8,400 shares issuable upon exercise of options exercisable within sixty days. Mr. Barris disclaims beneficial ownership of 412,025 shares held by New Enterprise Associates V, except for his pecuniary interest therein. Mr. Barris is a limited partner of New Enterprise Associates V.

(13) Mr. Smith was an executive officer of the Company until April 29, 1996, when he resigned from the Company.

(14) Includes the 475,709 shares of Common Stock owned by Mr. Giordanella. Does not include 40,000 shares issuable to Raymond V. Sozzi upon the exercise of options exercisable within sixty days. Mr. Sozzi was hired by the Company as President and Chief Operating Officer in July 1996 and currently serves as the Company's President, Chief Operating Officer and Acting Chief Executive Officer. In the event the Company is acquired by Oracle Corporation, Mr. Sozzi forfeits all outstanding stock options, vested and unvested, and receives a percentage of the proceeds of the sale in accordance with his Employment Agreement. If the aforementioned 40,000 shares were included in the percentage of beneficial ownership, the shares of Common Stock held by directors and officers would be approximately 7.7%.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into a Merger Agreement with Oracle. See "Business
- Recent Developments" in Item 1 on Form 10-K dated June 30, 1996.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are included herein as part of this Form 10-K/A-1.

          (1) Consolidated Financial Statements. The consolidated financial statements of Datalogix International Inc., together with the Report of Independent Accountants thereon, is filed as a part of this Form 10-K/A-1 as listed below.

                                                                    Page No.
                                                                    --------
          Report of Independent Accountants on
               Consolidated Financial Statements...................... F-1

          Consolidated Balance Sheet -
               At June 30, 1996 and 1995.............................. F-2

          Consolidated Statement of Operations -
               Years ended June 30, 1996, 1995, 1994.................. F-3

          Consolidated Statement of Cash Flows -
               Years ended June 30, 1996, 1995, 1994.................. F-4

          Consolidated Statement of Shareholders Equity -
               Years ended June 30, 1996, 1995, 1994.................. F-5

          Notes to Consolidated Financial Statements.................. F-6


          (2) Financial Statement Schedules. The financial statement schedule of Datalogix International Inc. for the years ended June 30, 1996, 1995 and 1994, together with Report of Independent Accountants thereon, is filed as a part of this Form 10-K/A-1 as listed below and should be read in conjunction with the consolidated financial statements of Datalogix International Inc.

                                                                    Page No.
                                                                    --------
          Report of Independent Accountants on
               Financial Statement Schedule........................... S-1

          Schedule II.  Valuation and Qualifying Accounts............. S-2

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements.

          (3) Exhibits:

     Exhibit                           Description
     --------       ------------------------------------------------------------
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

         *4.1       Specimen Common Stock Certificate of Registrant

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


       **10.3       1995 Director Option Plan.

      ***10.4       1995 Employee Stock Purchase Plan.

       **10.5 1986 Key Employees' Stock Option Plan adopted October 20, 1986, as amended.

        *10.6 Employment Agreement between the Company and Richard Giordanella, President and CEO dated July 8, 1992.

    ^^10.6(a)       Employment Agreement between the Company and Raymond Sozzi,
                    President, COO and Acting Chief Executive Officer dated June
                    28, 1996.

    ^^10.6(b)       Addendum dated July 30, 1996 to Employment Agreement for
                    Raymond Sozzi. See Exhibit 10.6(a) Employment Agreement between the Company and Raymond Sozzi dated June 28, 1996.

     *10.7(a) Lease dated April 14, 1988 between Capelli Associates II and the Company relating to the premises described as 100 Summit Lake Drive, Valhalla, NY.

     *10.7(b) Amendment to Lease dated June 16, 1988 between Capelli Associates II and the Company relating to the premises described as 100 Summit Lake Drive, Valhalla, NY.

     *10.7(c) Amendment to Lease dated May 1, 1989 between Capelli Associates II and the Company relating to the premises described as 100 Summit Lake Drive, Valhalla, NY.

     *10.7(d) Third Amendment to Lease dated July 1, 1990 between Capelli Associates II and the Company relating to the premises.

     *10.7(e) Sublease Agreement entered into in July 1995, between Towers Perrin Forester & Crosbey, Inc. and the Company relating to the subletting of additional space at the premises described as 100 Summit Lake Drive, Valhalla, NY

     *10.8(a) Lease Agreement dated April 21, 1988 by and between Ravinia II Associates and the Company relating to the premises described as Two Ravinia Drive, Suite 1440, Atlanta, Georgia 30346.

     *10.8(b) First Amendment to lease dated September 1, 1993 by and between Ravinia II Associates and the Company relating to the premises described as Two Ravinia Drive, Suite 1440, Atlanta, Georgia 30346.

     Exhibit                           Description
     --------       ------------------------------------------------------------
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

      +*10.17 International Distribution Agreement dated as of September 6,1994 by and between the Company and Oracle Corporation.

      +*10.18 Joint Marketing Agreement dated September 6,1994 between the Company and Oracle Corporation.

       *10.19 Authorized Distributor Agreement dated January 3, 1991 between the Company and JYACC, Inc.

       *10.20 Restricted Source Code License Agreement dated December 17,1991 by and between JYACC, Inc. and the Company.

       *10.21 Software Distribution License Agreement made as of May 29,1992 by and between IQ Software Corporation and the Company.

       *10.22 Development and Distribution Agreement dated February 2, 1993 by and between the Company and Intellection, Inc.

     Exhibit                           Description
     --------       ------------------------------------------------------------
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

     ^^^10.33 Amendment to Employment Agreement between the Company and Raymond Sozzi, dated September 13, 1996.

        10.34 Employment Agreement between the Company and Richard Willemin, Chief Financial Officer, dated September 26, 1996.

       ^^11.1       Computation of Earnings Per Share.

       ^^21.1       Subsidiaries of Registrant.

         23.1       Consent of Independent Accountants.

       ^^24.1       Power of Attorney.  (included on signature page)

       ^^27.1       Financial Data Schedule.

---------------------

* Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-91746) as declared effective by the Securities and Exchange Commission on June 15, 1995.
** Incorporated by reference to the Registration Statement on Form S-8 (File No. 33-96868).
*** Incorporated by reference to the Registration Statement on Form S-8 (File No. 33-96866).
****      Incorporated by reference to Form 8-K dated August 27, 1996.
*****     Incorporated by reference to Form 8-K dated September 24, 1996.
^         Incorporated by reference to Form 10-K dated June 30, 1995.
^^        Previously filed with Form 10-K dated June 30, 1996.
^^^ Incorporated by reference to the Company's Preliminary Proxy Statement on Schedule 14A filed on October 10, 1996.
+ Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

          (c) Exhibits: See Item 14(a)(3) above.


          (d) Financial Statement Schedules: See Item 14(a)(2) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Datalogix International Inc.


                                        By:  /s/  RAYMOND V. SOZZI
                                             ----------------------------------
                                             Raymond V. Sozzi
                                             President, Chief Operating Officer
                                             and Acting Chief Executive Officer
                                             (Principal Executive Officer)
                                             October 29, 1996

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

Price Waterhouse LLP

Stamford, Connecticut
September 24, 1996

                          DATALOGIX INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                                    June 30,
                                                                              --------------------
ASSETS                                                                          1996        1995
                                                                              --------    --------
Current assets:
   Cash and cash equivalents ..............................................   $ 34,019    $ 43,762
   Short-term investments .................................................       --           165
   Accounts receivable, less allowance for doubtful accounts
   of $2,025, and $736, respectively ......................................     13,930      13,484
   Deferred income taxes ..................................................       --         2,017
   Prepaid expenses and other current assets ..............................        747         576
                                                                              --------    --------
     Total current assets .................................................     48,696      60,004
Fixed assets, net .........................................................      3,356       2,207
Computer software development costs, less accumulated
amortization of $1,890 and $3,080, respectively ...........................      2,883       2,282
Deferred income taxes .....................................................      2,732         499
Other assets ..............................................................        237          59
                                                                              --------    --------
     Total assets .........................................................   $ 57,904    $ 65,051
                                                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................................   $  2,632    $  5,157
   Accrued liabilities ....................................................      5,162       3,516
   Customer advances and unearned revenue .................................      3,900       5,712
   Notes payable and other obligations ....................................      4,666         824
                                                                              --------    --------
     Total current liabilities ............................................     16,360      15,209
Unearned revenue ..........................................................        269         404
Notes payable and other obligations .......................................       --           147
Commitments and contingencies (Note 6 and 12) .............................       --          --
Shareholders' equity (deficit):
   Preferred stock, $.01 par value; authorized 5,000,000 shares;
      none issued .........................................................       --          --
                                                                              --------    --------
   Common stock, $.01 par value; authorized - 40,000,000 shares; issued and outstanding - 11,158,231 shares in 1996 and 10,864,130
      shares in 1995 ......................................................        112         109
   Additional paid-in capital .............................................     72,160      71,631
   Accumulated deficit ....................................................    (29,903)    (21,871)
   Treasury stock, at cost; 96,116 shares in 1996 and 11,116 shares in 1995       (704)        (71)
   Cumulative translation adjustment ......................................       (293)       (267)
   Deferred compensation ..................................................        (97)       (240)
                                                                              --------    --------
     Total shareholders' equity ...........................................     41,275      49,291
                                                                              --------    --------
     Total liabilities and shareholders' equity ...........................   $ 57,904    $ 65,051
                                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                          DATALOGIX INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)



                                                     Year Ended June 30,
                                             ----------------------------------
                                               1996         1995         1994
                                             --------     --------     --------
Revenues:
   License fees .........................    $ 23,515     $ 26,852     $ 14,189
   Services .............................      25,668       16,326       10,559
                                             --------     --------     --------
   Total revenues .......................      49,183       43,178       24,748
                                             --------     --------     --------

Operating expenses:
   Cost of license fees .................       7,862        5,618        2,077
   Cost of services .....................      18,109       10,334        6,024
   Sales and marketing ..................      16,418       13,670        8,589
   Research and development .............       9,386        6,271        4,554
   General and administrative ...........       7,218        4,433        2,097
                                             --------     --------     --------
   Total operating expenses .............      58,993       40,326       23,341
                                             --------     --------     --------

Income (loss) from operations ...........      (9,810)       2,852        1,407
   Interest income ......................       1,950          186           57
   Interest expense .....................        (122)        (113)        (149)
                                             --------     --------     --------

Income (loss) before taxes ..............      (7,982)       2,925        1,315
Provision (benefit) for income taxes ....          50       (2,405)        --
                                             --------     --------     --------
Net income (loss) .......................    $ (8,032)    $  5,330     $  1,315
                                             ========     ========     ========
Earnings (loss) per share ...............    $  (0.70)    $   0.59     $   0.16
                                             ========     ========     ========
Weighted average number of common
   and common equivalent shares
   outstanding...........................      11,426        9,048        8,313
                                             ========     ========     ========


          See accompanying notes to consolidated financial statements.

                          DATALOGIX INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                      Year Ended June 30,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                --------    --------    --------
Cash flows from operating activities:
  Net income (loss) .........................................   $ (8,032)   $  5,330    $  1,315
   Adjustments to reconcile net income (loss) to net
        cash  provided by (used in) operating activities:
        Depreciation and amortization .......................      2,821       1,456       1,128
        Provision for bad debt on accounts receivable .......      2,812         307         590
        Loss on disposal of fixed assets ....................        118          --           6
        Write-off of capitalized software costs .............        131          --         120
        Deferred income taxes ...............................       (216)     (2,516)         --
        Changes in operating assets and liabilities:
          Accounts receivable ...............................     (3,258)     (4,259)     (3,483)
          Prepaid expenses and other assets .................       (239)        347         (35)
          Accounts payable and accrued liabilities ..........      4,576       2,160         410
          Customer advances and unearned revenue ............     (1,947)       (352)        286
                                                                --------    --------    --------
          Net cash provided by (used in) operating activities     (3,234)      2,473         337
                                                                --------    --------    --------

Cash flows from investing activities:
   Short-term investments, net ..............................         55         (55)        272
   Capital expenditures .....................................     (2,676)     (1,884)       (401)
   Capitalized software costs ...............................     (1,896)     (1,122)     (1,008)
                                                                --------    --------    --------
           Net cash (used in) investing activities ..........     (4,517)     (3,061)     (1,137)
                                                                --------    --------    --------

Cash flows from financing activities:
   Net repayments on financing arrangements .................       (971)     (2,780)        (78)
   Purchase of treasury .....................................       (633)         --          --
   shares
   Proceeds from sale of redeemable convertible preferred
        stock, net ..........................................         --       4,147         (38)
   Payment of stock issuance costs ..........................       (789)         --          --
   Proceeds from sale of common stock, net ..................         --      38,743          --
   Proceeds from exercise of stock options and warrants and
         employee stock purchase ............................        427         216          --
                                                                --------    --------    --------
          Net cash provided by (used in) financing activities     (1,966)     40,326        (116)
                                                                --------    --------    --------

Effect of exchange rate changes on cash .....................        (26)        (26)        (15)
                                                                --------    --------    --------

         Net increase (decrease) in cash and cash equivalents     (9,743)     39,712        (931)
Cash and cash equivalents at beginning of year ..............     43,762       4,050       4,981
                                                                --------    --------    --------
Cash and cash equivalents at end of year ....................   $ 34,019    $ 43,762    $  4,050
                                                                ========    ========    ========

Supplemental disclosures of cash flow information:
   Interest paid ............................................   $    122    $    113    $    149
   Interest received ........................................   $  1,856          --          --
Noncash investing and financing activities:
   Accrual of deferred stock option compensation ............   $     --    $    257    $     --
   Conversion of redeemable preferred stock to common stock .   $     --    $ 32,977    $     --
   Accrual of common stock issuance costs ...................   $     --    $    731    $     --


          See accompanying notes to consolidated financial statements.

                          DATALOGIX INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                            Common Stock       Additional                           Cumulative
                                           ---------------      paid-in    Accumulated   Treasury   translation  Deferred
                                           Shares    Amount     capital     (deficit)     stock     adjustment  compensation
                                           ------    ------     -------     ---------     -----     ----------  ------------
Balance, June 30, 1993                       213    $      2    $    275    $(28,125)   $    (71)   $   (226)   $   --
Exercise of stock options                      2                       1
Preferred stock issuance costs                                                   (38)
Net income                                                                     1,315
Translation adjustments                                                                                  (15)
                                        --------    --------    --------    --------    --------    --------    --------

Balance, June 30, 1994                       215           2         276     (26,848)        (71)       (241)       --
Preferred stock issuance costs                                                  (353)
Initial public offering of common
stock, net                                 2,495          25      37,987
Conversion of redeemable
preferred stock                            7,259          73      32,904
Cashless exercise of Oracle
 Warrant (Note 7):
    Exercise                                 890           9       4,995
    Reacquisition                           (890)         (9)    (15,128)
    Sale                                     596           6      10,127
Exercise of stock options and
    warrants                                 299           3         213
Deferred compensation on
  stock options                                                      257                                            (257)
Amortization of deferred
  compensation                                                                                                        17
Net income                                                                     5,330
Translation adjustments                                                                                  (26)
                                        --------    --------    --------    --------    --------    --------    --------

Balance, June 30, 1995                    10,864         109      71,631     (21,871)        (71)       (267)       (240)

Exercise of stock options and
    warrants                                 282           3         296
Issuance under Stock Plans                    12          --         128
Purchase of  treasury shares                                                                (633)
Amortization of deferred
   compensation                                                      105                                             143
Net loss                                                                      (8,032)
Translation adjustments                                                                                  (26)
                                        --------    --------    --------    --------    --------    --------    --------

Balance, June 30, 1996                    11,158    $    112    $ 72,160    $(29,903)   $   (704)   $   (293)   $    (97)
                                        ========    ========    ========    ========    ========    ========    ========


          See accompanying notes to consolidated financial statements.

                          DATALOGIX INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

NOTE 1 - THE COMPANY:

     Datalogix International Inc. (the "Company") is a provider of open, client/server software solutions for managing the manufacturing, logistics and financial operations of process manufacturing companies worldwide. See Note 13 for the Oracle Merger.

     The financial statements reflect the consolidated activities of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Earnings (loss) per share:

     Earnings (loss) per share is determined by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include stock options, warrants and redeemable convertible preferred stock prior to its conversion into common stock in June 1995, upon the closing of the initial public offering of the Company's common stock.

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

NOTE 3 - ORACLE  (A RELATED PARTY) AGREEMENTS:

     In September 1994, the Company entered into a Joint Marketing Agreement and an International Distribution Agreement with Oracle Corporation (the "Oracle Agreements") to market and distribute the GEMMS product (under the name "Oracle GEMMS") on a worldwide basis. Datalogix pays royalties of 30% to Oracle for certain GEMMS sales in the United States. The Company reports the royalties paid to Oracle as a cost of license fees. In exchange for its international distribution rights, Oracle pays the Company a royalty equal to 40% or more of the license fees and maintenance fees received by Oracle for certain sales outside the United States. Oracle also pays the Company license fees for certain sales in the United States where Oracle sells directly to the customer. The Company includes these royalties and license fees in revenues. There is no offsetting entry to cost of license fees that is attributable to the royalty and license fees revenues earned by the Company from Oracle. The Oracle Agreements are for a four-year term and renew annually unless terminated by either party.

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

NOTE 4 - BALANCE SHEET COMPONENTS:

     Fixed assets consisted of the following at:

                                                                June 30,
                                                                --------
                                                             1996     1995
                                                            ------   ------
     Computer equipment .................................   $4,003   $3,608
     Assets under capital lease .........................     --        270
     Office furniture, fixtures and other ...............    2,169    1,297
                                                            ------   ------
        Total ...........................................    6,172    5,175
     Less - Accumulated depreciation and amortization ...    2,816    2,968
                                                            ------   ------
                                                            $3,356   $2,207
                                                            ======   ======

                          DATALOGIX INTERNATIONAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (In thousands, except share data)


           Accrued liabilities consisted of the following at:

                                                              June 30,
                                                              --------
                                                         1996         1995
                                                        ------       ------
     Commissions ................................       $1,076       $1,136
     Payroll and other compensation .............        1,957          352
     Other ......................................        2,129        2,028
                                                        ------       ------
                                                        $5,162       $3,516
                                                        ======       ======

NOTE 5 - NOTES PAYABLE AND OTHER OBLIGATIONS:

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

     At June 30, 1996, scheduled minimum future lease payments due under noncancelable operating leases having initial or remaining terms of one year or more are as follows:

     Fiscal Year
     -----------
        1997 .............................................           $2,112
        1998 .............................................            2,296
        1999 .............................................            1,187
        2000 and thereafter ..............................              102
                                                                     ------
     Total minimum lease payments ........................           $5,697
                                                                     ======

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

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

NOTE 7 - CAPITAL STOCK:

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

NOTE 8 - STOCK OPTION PLANS:

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

     In April 1995, the Board of Directors and shareholders established the 1995 Director Option Plan and the 1995 Employee Stock Purchase Plan which provides for the issuance of 100,000 and 250,000 shares of common stock, respectively. As of June 30, 1996, 24,000 options were granted and 76,000 shares remained available for future granting of options under the 1995 Director Option Plan. Under the Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock through payroll deductions not to exceed 10% of compensation per pay period. The purchase price under this plan is an amount equal to 85% of the lower of the fair market value of the stock on enrollment date or on the exercise date. The plan purchased approximately 11,960 shares of the Company's common stock during fiscal 1996. At June 30, 1996, there were 238,040 shares available for future offerings. No options or shares had been granted or issued under these plans at June 30, 1995.

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

                          DATALOGIX INTERNATIONAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (In thousands, except share data)


     Transactions under the Company's stock option plans, as retroactively adjusted for stock splits, are summarized below (price approximates market value at date of grant):


                                               Options    Price per share
                                               -------    ---------------
     Options outstanding at June 30, 1993    1,139,248
     Options granted ....................      418,295             $ 0.80
     Options exercised ..................       (1,573)            $ 0.80
     Options canceled ...................      (77,598)            $ 0.80
                                             ---------
     Options outstanding at June 30, 1994    1,478,372
     Options granted ....................      644,163    $ 0.80 - $13.00
     Options exercised ..................     (268,848)            $ 0.80
     Options canceled ...................     (183,777)   $ 0.80 - $ 6.98
                                             ---------
     Options outstanding at June 30, 1995    1,669,910
     Options granted ....................      171,500    $11.75 - $12.25
     Options exercised ..................     (272,141)   $ 0.80 - $ 3.50
     Options canceled ...................      (95,024)   $ 0.80 - $13.00
                                             ---------
     Options outstanding at June 30, 1996    1,474,245
                                             =========

     Stock options exercisable at June 30, 1996 were 906,199 with an exercise price per share of $0.80 - $13.00. At June 30, 1996, 212,987 shares remained available for future granting of options under the 1992 Plan. In fiscal 1996 and 1995, the Company recognized as compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of certain options over the exercise price of such options. The compensation expense is amortized ratably over the period from the date of the grant through the vesting date.

NOTE 9 - EMPLOYEE RETIREMENT PLAN:

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

NOTE 10 - PROVISION FOR INCOME TAXES:

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

     The provision (benefit) for taxes for the fiscal years ended June 30, 1996, 1995 and 1994 are as follows:

                                                        Year Ended June 30,
                                                        -------------------
                                                    1996       1995       1994
                                                   -------    -------    -------
Current provision
   U.S. federal ................................   $  --      $    15    $  --
   State .......................................        50         66       --
   Foreign .....................................       216         30       --
                                                   -------    -------    -------
Total current provision ........................       266        111       --
Deferred benefit ...............................      (216)    (2,516)      --
                                                   -------    -------    -------
Provision (benefit) for income taxes ...........   $    50    $(2,405)   $  --
                                                   =======    =======    =======

     Deferred tax liabilities (assets) are comprised of the following at:

                                                                June 30,
                                                                --------
                                                           1996          1995
                                                          -------       -------
   Software development cost amortization ..........      $ 1,009       $   799
   Depreciation and other ..........................          165           223
                                                          -------       -------
      Gross deferred tax liabilities ...............        1,174         1,022
                                                          -------       -------
   Loss carryforwards ..............................       (4,892)       (3,548)
   Contract refunds and other obligations ..........       (1,633)         (243)
   Commissions .....................................          (26)          (65)
   Bad debt expense ................................         (709)         (235)
   Other ...........................................          (58)         (145)
                                                          -------       -------
      Gross deferred tax assets ....................       (7,318)       (4,236)
                                                          -------       -------
   Deferred tax asset valuation allowance ..........        3,412           698
                                                          -------       -------
      Net deferred tax asset .......................      $(2,732)      $(2,516)
                                                          =======       =======

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. applicable income tax rate to (loss) income before taxes is as follows:

                                                       Year Ended June 30,
                                                       -------------------
                                                 1996        1995        1994
                                                -------     -------     -------
Tax (benefit) provision at statutory rate...    $(2,794)    $ 1,024     $   447
State income taxes, net of federal tax
   benefit .................................         33          43        --
Valuation allowance adjustment, net.........      2,714      (3,497)       (447)
Other ......................................         97          25        --
                                                -------     -------     -------
Provision (benefit) for income taxes .......    $    50     $(2,405)    $  --
                                                =======     =======     =======

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

NOTE 11 - GEOGRAPHIC INFORMATION:

     Financial information, summarized by geographic area, is as follows:

                                                          Canada and
                                   United                    Other
                                   States      Europe    International   Total
                                   ------      ------    -------------   -----
Year ended June 30, 1996:
   Total revenues ............... $ 40,042    $  4,867     $  4,274    $ 49,183
   Income (loss) from operations  $(11,532)   $     55     $  1,667    $ (9,810)
   Identifiable assets .......... $ 55,783    $  1,945     $    176    $ 57,904
Year ended June 30, 1995:
   Total revenues ............... $ 38,289    $  2,527     $  2,362    $ 43,178
   Income (loss) from operations  $  2,591    $   (723)    $    984    $  2,852
   Identifiable assets .......... $ 63,998    $  1,035     $     18    $ 65,051
Year ended June 30, 1994:
   Total revenues ............... $ 22,027    $  1,481     $  1,240    $ 24,748
   Income (loss) from operations  $  1,222    $   (408)    $    593    $  1,407
   Identifiable assets .......... $ 16,438    $  1,148     $     10    $ 17,596

     Revenues received directly from Oracle approximates $5,082, $541 and $0 for the year ended June 30, 1996, 1995, and 1994 respectively.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     Summarized quarterly financial data for the year ending June 30, 1996 and 1995 are as follows:

                                                           Per the Quarter Ended
                               -------------------------------------------------
                             September 30, December 31,   March 31,     June 30,
Fiscal Year 1996                     1995*        1995*       1996         1996
--------------------------------------------------------------------------------
Total revenues                   $  9,166     $ 14,870    $ 11,065     $ 14,082
Operating expenses                 10,760       13,698      13,712       20,823
Income (loss) before taxes         (1,109)       1,625      (2,179)      (6,319)
Net income (loss)                    (698)       1,023      (1,373)      (6,984)
Earnings (loss)  per share           (.06)         .08        (.12)        (.60)
--------------------------------------------------------------------------------
* The first and second quarters of fiscal 1996 have been restated from originally reported amounts as disclosed below.

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

                                                           Per the Quarter Ended
                                                  ------------------------------
                                                  September 30,   December 31,
Fiscal Year 1996 - As Previously Reported                 1995           1995
--------------------------------------------------------------------------------
Total revenues                                         $10,126        $13,910
Operating expenses                                      10,072         13,410
Income before taxes                                        539            953
Net income                                                 340            600
Earnings per share                                         .03            .05
--------------------------------------------------------------------------------

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

                                                           Per the Quarter Ended
                             ---------------------------------------------------
                             September 30, December 31,    March 31,    June 30,
Fiscal Year 1995                     1994         1994         1995        1995
--------------------------------------------------------------------------------
Total revenues                    $ 7,115      $ 9,988      $12,004      $14,071
Operating expenses                  7,095        9,602       11,258       12,371
Income before taxes                    22          398          758        1,747
Net income                             22          398        3,809        1,101
--------------------------------------------------------------------------------

NOTE 13 - SUBSEQUENT EVENTS:

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

     The plan provides for the issuance of one right for each one one-thousandth of a newly issued share of Series A preferred stock of the Company at an exercise price of $30. The rights will be exerciseable and transferable apart from the Company's common stock only if a person or group acquires beneficial ownership of 20% or more of common stock or commences a tender or exchange offer upon consummation of which such person or group would

                          DATALOGIX INTERNATIONAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (In thousands, except share data)

beneficially own 20% or more of the common stock. If a person or group becomes the beneficial owner of 20% or more of the Company's common stock, then each right not owned by a 20% or more shareholder or certain related parties will entitle its holder to purchase, at the right's then-current exercise price, shares of common stock (or, in certain circumstances as determined by the Board, cash , other property, or other securities) having a value twice the right's exercise price. The Company will generally be entitled to redeem the rights at $
 .01 per right at any time until a person or group has become the beneficial owner of 20% or more of the Company's common stock.

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

                          DATALOGIX INTERNATIONAL INC.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Datalogix International Inc.


     Our audits of the consolidated financial statements referred to in our report dated September 24, 1996 appearing on page F-1 of the 1996 Annual Report of Datalogix International Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K/A-1. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP
Stamford, CT
September 24, 1996

                          DATALOGIX INTERNATIONAL INC.

                 Schedule II - Valuation and Qualifying Accounts

                      Years ended June 30, 1996, 1995, 1994
                                 (in thousands)

                                                                  Additions
                                               Balance at         charged to
                                              beginning of        costs and                          Balance at
                                                 period            expenses        Deductions       end of period
                                                 ------            --------        ----------       -------------
Year ended June 30, 1996:

     Allowance for doubtful accounts             $  736            $2,812            $1,523            $2,025
     Deferred taxes                              $  698            $2,714            $ --              $3,412



Year ended June 30, 1995:

     Allowance for doubtful accounts             $  600            $  307            $  171            $  736
     Deferred taxes                              $4,942            $ --              $4,244            $  698



Year ended June 30, 1994:

     Allowance for doubtful accounts             $  535            $  590            $  525            $  600
     Deferred taxes                              $4,904            $   38            $ --              $4,942
