Form 10-Q
period 1996-09-30
DATALOGIX INTERNATIONAL INC
filed 1996-11-14
CIK 944740

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-Q

     |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

                                       or

     |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ____________

                        Commission File Number: 000-26000

                               -----------------

                          DATALOGIX INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                  New York                            13-3132256
          (State of Incorporation)                 (I.R.S. Employer
                                                   Identification No.)

      100 Summit Lake Drive, Valhalla, New York          10595
      (Address of principal executive offices)         (Zip Code)

                                 (914) 747-2900
              (Registrant's telephone number, including area code)

                               -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of November 8, 1996, the registrant had outstanding 11,713,875 shares of Common Stock, $.01 par value.

================================================================================

                          DATALOGIX INTERNATIONAL INC.

                          QUARTERLY REPORT ON FORM 10-Q
                   THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet - September 30, 1996 and
           June 30, 1996 ...................................................   3

         Condensed Consolidated Statement of Operations - Three Months Ended
           September 30, 1996 and 1995 .....................................   4

         Condensed Consolidated Statement of Cash Flows - Three Months
           Ended September 30, 1996 and 1995 ...............................   5

         Notes to Condensed Consolidated Financial Statements ..............   6

     Item 2.  Management's Discussion & Analysis of Financial Condition and
         Results of Operations .............................................   7

PART II - OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K .............................  16

SIGNATURES .................................................................  17

CIMPRO AND DATALOGIX ARE REGISTERED TRADEMARKS OF DATALOGIX INTERNATIONAL INC. GEMMS IS A TRADEMARK OF DATALOGIX INTERNATIONAL INC. ORACLE IS A REGISTERED TRADEMARK OF ORACLE CORPORATION. ALL OTHER COMPANY AND PRODUCT NAMES MENTIONED HEREIN ARE USED FOR IDENTIFICATION PURPOSES ONLY, AND MAY BE TRADEMARKS OF THEIR RESPECTIVE COMPANIES.

                          DATALOGIX INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                         September 30,  June 30,
                                                              1996       1996
                                                            --------   --------
                                                          (Unaudited)
Assets
Current assets:
   Cash and cash equivalents .............................  $ 32,186   $ 34,019
   Accounts receivable, less allowance for
      doubtful accounts of $2,580 and $2,025,
      respectively .......................................    11,246     13,930
   Prepaid expenses and other current assets .............       896        747
                                                            --------   --------
      Total current assets ...............................    44,328     48,696
Fixed assets, net ........................................     3,140      3,356
Computer software development costs, less accumulated
   amortization of $2,132 and $1,890, respectively .......     3,091      2,883
Deferred income taxes ....................................     2,732      2,732
Other assets .............................................       237        237
                                                            --------   --------
      Total assets .......................................  $ 53,528   $ 57,904
                                                            ========   ========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable ......................................  $  1,315   $  2,632
   Accrued liabilities ...................................     5,307      5,162
   Customer advances and unearned revenue ................     3,028      3,900
   Notes payable and other obligations ...................     3,515      4,666
                                                            --------   --------
      Total current liabilities ..........................    13,165     16,360
Unearned revenue .........................................       321        269
                                                            --------   --------
      Total liabilities ..................................    13,486     16,629
                                                            --------   --------
Shareholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000
      shares; none issued ................................      --         --
   Common stock, $.01 par value; authorized 40,000,000
      shares; issued and outstanding 11,711,777 shares at
      September 30, 1996 and 11,158,231 shares at
       June 30, 1996 .....................................       117        112
   Additional paid-in capital ............................    72,806     72,160
   Accumulated deficit ...................................   (31,870)   (29,903)
   Treasury stock, at cost ...............................      (704)      (704)
   Cumulative translation adjustment .....................      (237)      (293)
   Deferred compensation .................................       (70)       (97)
                                                            --------   --------
       Total shareholders' equity ........................    40,042     41,275
                                                            --------   --------
       Total liabilities and shareholders' equity ........  $ 53,528   $ 57,904
                                                            ========   ========

                             See accompanying notes.

                          DATALOGIX INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                        -----------------------
                                                          1996           1995*
                                                        --------       --------

Revenues:
  License fees ...................................      $  1,427       $  3,349
  Services .......................................         6,910          5,817
                                                        --------       --------
     Total revenues ..............................         8,337          9,166
                                                        --------       --------
Operating expenses:
  Cost of license fees ...........................          (240)           604
  Cost of services ...............................         3,841          3,430
  Sales and marketing ............................         3,111          3,175
  Research and development .......................         1,777          2,268
  General and administrative .....................         2,256          1,283
                                                        --------       --------
     Total operating expenses ....................        10,745         10,760
                                                        --------       --------
     Loss from operations ........................        (2,408)        (1,594)
Interest income, net .............................           441            485
                                                        --------       --------
     Loss before taxes ...........................        (1,967)        (1,109)
Benefit for income taxes .........................          --              411
                                                        --------       --------
     Net loss ....................................      $ (1,967)      $   (698)
                                                        ========       ========

Loss per share ...................................      $  (0.17)      $  (0.06)
                                                        ========       ========

Weighted average number of common and
 common equivalent shares outstanding .............       11,714         10,896
                                                        ========       ========

* The first quarter of fiscal 1996 was restated as a result of certain accounting adjustments as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

                             See accompanying notes.

                          DATALOGIX INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                               September 30,
                                                              1996       1995
                                                            --------   --------

Cash used in operating activities ........................  $ (1,907)  $ (2,231)
                                                            --------   --------
Cash flows from investing activities:
   Capital expenditures ..................................      (220)      (889)
   Capitalized software costs ............................      (450)      (400)
                                                            --------   --------
     Net cash used in investing activities ...............      (670)    (1,289)
                                                            --------   --------
Cash flows from financing activities:
   Net borrowings on financing arrangements ..............        37        308
   Payment of  stock issuance costs ......................      --         (517)
   Proceeds from exercise of options and warrants ........       651         67
                                                            --------   --------
     Net cash provided by (used in) financing activities .       688       (142)
                                                            --------   --------
Effect of exchange rate changes on cash ..................        56       (141)
                                                            --------   --------
     Net decrease in cash and cash equivalents ...........    (1,833)    (3,803)
Cash and cash equivalents at beginning of period .........    34,019     43,762
                                                            --------   --------
     Cash and cash equivalents at end of period ..........  $ 32,186   $ 39,959
                                                            ========   ========

                             See accompanying notes.

                          DATALOGIX INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A - BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Datalogix International Inc. (the "Company"), all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

B - LOSS PER SHARE:

         Loss per share is determined by dividing net loss by the weighted average number of common stock and common stock equivalents outstanding during the period.

         Computations of weighted average shares for the three months ended September 30, 1996 and 1995 does not include the dilutive effect of options and warrants as they were antidilutive for these periods.

C - QUARTERLY FINANCIAL INFORMATION:

         The first quarter of fiscal 1996 was restated as a result of certain accounting adjustments as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

                          DATALOGIX INTERNATIONAL INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
           (In thousands, except share, per share and percentage data)

FORWARD-LOOKING STATEMENTS

         IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SUCH STATEMENTS. SUCH RISKS AND UNCERTAINTIES, INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH: THE COMPANY'S RELIANCE UPON ORACLE CORPORATION ("ORACLE") AND OTHER STRATEGIC PARTNERS, THE EXTENT OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, COMPETITION FROM LARGER ENTITIES SUCH AS SAP AG ("SAP"), THE NEED TO CONTINUOUSLY ENHANCE AND UPGRADE COMPANY PRODUCTS, THE LIKELIHOOD THAT THE INCREASED COMPLEXITY OF THE COMPANY'S SYSTEMS WILL RESULT IN DIFFICULTIES IN RESOLVING PRODUCT DEFECTS AND SOFTWARE BUGS, SALES IN INTERNATIONAL MARKETS AND RELATED RISKS, AND WARRANTY OBLIGATIONS. ALSO, THERE CAN BE NO ASSURANCE THAT THE ANNOUNCED MERGER WITH ORACLE WILL BE CONSUMMATED. THESE RISKS ARE ELABORATED IN GREATER DETAIL IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTIONS OF THIS QUARTERLY REPORT AND THE COMPANY'S ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 30, 1996. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS, TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

OVERVIEW

         Datalogix International Inc. ("Datalogix" or the "Company") was founded in 1981 to develop open systems software for process manufacturers. In 1983, the Company introduced CIMPRO, the first open systems software specifically designed for process manufacturing companies, and in fiscal 1991 (year ended June 30, 1991), the Company introduced GEMMS, the first open, client/server software specifically designed for process manufacturers.

         The Company derives revenues from licensing software and providing related services. Services include fees from software maintenance (customer support) agreements and training, consulting and custom programming services. Customers are generally billed an initial fee for the software upon delivery. A maintenance fee is typically billed initially and annually thereafter at the option of the customer, entitling licensees to routine annual support and software updates. Training, consulting and custom programming services are contracted for separately and typically are provided on a time and materials basis.

         The Company currently markets its products and services primarily through a direct sales force in the United States and both directly and indirectly in other parts of the world. The Company has established strategic alliances and relationships with a number of organizations that it believes are important to the sales, marketing and worldwide support of its products. The Company's relationships with complementary software vendors, hardware vendors and professional service firms provide marketing and sales leads to the Company's direct sales force, expand the distribution of its products and expand its product offerings and service capabilities.

         In September 1994, the Company entered into a significant strategic alliance with Oracle, a leading supplier of information management software. Under this strategic alliance, Oracle is marketing GEMMS under the name Oracle GEMMS as Oracle's preferred solution for process manufacturing software. Oracle markets GEMMS internationally and domestically and is licensed to distribute and support GEMMS outside the United States. This arrangement with Oracle has been a major component of the Company's strategy in seeking to obtain wider distribution of its software internationally.

         The Company has experienced a number of important developments during the first fiscal quarter of 1997 as summarized below.

                          DATALOGIX INTERNATIONAL INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
           (In thousands, except share, per share and percentage data)

         MERGER AGREEMENT WITH ORACLE. On September 24, 1996, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Oracle, pursuant to which a wholly owned subsidiary of Oracle (the "Acquisition Subsidiary") will be merged with and into the Company (the "Merger"). Pursuant to the Merger Agreement, Oracle, which currently owns 13.4 percent of the outstanding shares of the Company's common stock, will purchase all of the remaining issued and outstanding shares, excluding treasury stock, for $8.00 per share, or an aggregate of approximately $81 million. Each such share of common stock (and associated preferred stock purchase rights) will be converted into the right to receive $8.00 per share payable to the holder thereof, without interest. The parties have agreed that the structure of the Merger may be modified, at the election of Oracle, such that in lieu of the Acquisition Subsidiary merging with and into the Company, the Company may merge with and into the Acquisition Subsidiary, or such other structure provided for in the Merger Agreement as Oracle may elect. Consummation of the Merger is subject to certain closing conditions, including shareholder consent and regulatory approval. The description of the Merger Agreement contained herein is qualified in its entirely by reference to the Merger Agreement, which is incorporated herein by reference as Exhibit 2.1.

         ADOPTION OF SHAREHOLDER RIGHTS PLAN. In August 1996, the Company adopted a shareholder rights plan pursuant to which preferred stock purchase rights were distributed as a dividend at a rate of one right for each share of the Company's common stock. The Company adopted the plan to protect shareholders against unsolicited attempts to acquire control of the Company on terms that the Company's Board of Directors believes are unfavorable or contrary to the best interests of all shareholders. The rights are intended to enable all of the Company's shareholders to realize the long-term value of their investment in the Company. The rights do not preclude a takeover, but put on notice anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover. In connection with the execution of the Merger Agreement on September 24, 1996, the Company amended the plan to exclude the Merger from triggering the exerciseability of such rights.

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

         CONTINUED OPERATING LOSSES. Sales of GEMMS continued to be disappointing during the fiscal quarter ended September 30, 1996. The GEMMS market is comprised of large multinational process companies and is characterized by relatively few, complex and high price transactions. There has been a sharp acceleration in a trend in which large process manufacturers shifted away from focused manufacturing-based "point" solutions to broader, fully integrated "supply chain management" solutions with the ability to manage information with vendors, customers and partners across the supply chain, often on a global basis. Manufacturers seek greater control over the entire supply chain to minimize raw material inventories, ensure the timing of deliveries from suppliers, reduce manufacturing cycle times, minimize the efficiency of warehousing and transportation systems and provide superior response times to customers.

         The increased complexity and breadth of this new generation of information products has favored suppliers with fully integrated software solutions and worldwide services and support, including Oracle, SAP and others. As a result, in the fiscal quarter ended September 30, 1996, the Company continued to suffer competitive losses.

         Responding to this competitive threat, Datalogix has become increasingly involved with various "best-of breed" partners to augment existing GEMMS software modules. The Company's alliance with Oracle was another critical component of this competitive response.

                          DATALOGIX INTERNATIONAL INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
           (In thousands, except share, per share and percentage data)

         As the solutions demanded by customers became more complex and the number of third parties involved in the sales process increased, the average sales cycle began to expand in fiscal 1996. This lengthened sales cycle continues to have a detrimental effect on bookings for GEMMS.

         Functionality and performance gaps in earlier, less mature versions of GEMMS and previous delays in product releases were other factors continuing to adversely impact current sales. These product issues adversely affected customer references in some cases, a critical factor in securing new sales. While the Company has worked aggressively to provide satisfactory solutions to affected customers and product improvements in subsequent releases of GEMMS address many of these issues, restoring customer confidence and regaining positive references in these cases is a slow process.

         CIMPRO sales were also disappointing as competitive pressures increased in the mid-range process manufacturing market. Newer products offered by the Company's competitors featured graphical user interfaces (GUI's) superior to that of CIMPRO. The Company released its latest version of CIMPRO (version 5.2) in October 1996 which, among other improvements, includes a much enhanced GUI.

         As a result of the various factors that negatively impacted revenues during the first quarter of fiscal 1997, as described above, the Company expects to continue incurring operating losses through at least the second fiscal quarter.

         For additional information see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's consolidated statement of operations:

                                                  Percentage of Total Revenues
                                                Three Months Ended September 30,
                                                        1996            1995
                                                       -------         -------
Revenues:
  License fees .................................          17.1%           36.5%
  Services .....................................          82.9            63.5
                                                       -------         -------

    Total revenues .............................         100.0           100.0
                                                       -------         -------


Operating expenses:
  Cost of license fees .........................          (2.9)            6.6
  Cost of services .............................          46.1            37.4
  Sales and marketing ..........................          37.3            34.6
  Research and development .....................          21.3            24.7
  General and administrative ...................          27.1            14.1
                                                       -------         -------

    Total operating expenses ...................         128.9           117.4
                                                       -------         -------

    Loss from operations .......................         (28.9)          (17.4)
Interest income, net ...........................           5.3             5.3
                                                       -------         -------

    Loss before taxes ..........................         (23.6)          (12.1)
Benefit for income taxes .......................          --               4.5
                                                       -------         -------

    Net loss ...................................         (23.6)%          (7.6)%
                                                       =======         =======

                          DATALOGIX INTERNATIONAL INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
           (In thousands, except share, per share and percentage data)

TOTAL REVENUES

         The Company's revenues are derived from two sources: license fees and services. Total revenues in the first fiscal 1997 quarter ended September 30, 1996 were $8,337, a 9% decrease over fiscal 1996 first quarter revenues of $9,166. The decrease in the first fiscal quarter of 1997 over the comparable quarter of fiscal 1996 resulted from a significant decline in license fees partially offset by growth in services revenues. The growth in services revenues reflects the incremental maintenance fees and the training, consulting and custom programming services primarily associated with the growth in license fees generated during fiscal 1996.

LICENSE FEES

         License fees include: (i) revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products distributed by the Company, and (ii) royalties due the Company from third parties that distribute the Company's products. License fees for GEMMS represented 66% and 57% of total license fees for the first fiscal quarter of 1997 and 1996, respectively, with CIMPRO accounting for the balance.

         Software license fees were $1,427 in the first fiscal quarter of 1997 ended September 30, 1996, a 57% decline from the levels reported in the first fiscal quarter of 1996. This decline reflects lower sales levels for both GEMMS (a 50% decline) and CIMPRO ( a 67% decline).

         GEMMS license fees amounted to $948 in the first fiscal quarter of 1997 as compared with $1,894 in first fiscal quarter 1996. The decline in GEMMS resulted primarily from lower licensing revenues for the GEMMS product resulting from several factors as discussed in the Overview section, including increased competition from larger vendors offering fully integrated "supply chain management" solutions; a longer selling cycle due to the increased complexity of enterprise wide solutions involving multiple partners and software products; product quality issues related particularly to earlier versions of GEMMS which impacted customer references; and previous delays of product releases.

         GEMMS Release 3.2 introduced in fiscal 1996 has corrected many of the problems associated with earlier versions, including the integration to the Oracle financial module. A more robust sales and order processing module is also being developed to broaden GEMMS functionality in future releases. However, the Company believes the above issues will continue to negatively impact sales of new GEMMS licenses over at least the next three to six months, and there is no assurance that corrective measures taken will result in a substantial increase in sales beyond that point.

         CIMPRO license fees totaled $479 in the first fiscal quarter of 1997 as compared with $1,455 in first fiscal quarter of 1996. The decline in CIMPRO sales reflects competitive losses to other software vendors servicing the mid-range process manufacturing market as discussed in the Overview section. Another factor which may have adversely affected CIMPRO sales in the critical final week of the quarter was the announcement of the merger agreement with Oracle which occurred on September 24, 1996. This event has created uncertainty in the minds of some prospective CIMPRO customers concerning Oracle's intention to continue marketing and upgrading the CIMPRO product following the merger. This uncertainty is expected to continue to adversely impact sales of new CIMPRO licenses through the second quarter of fiscal 1997.

         International license fees of $582 in the first fiscal quarter of 1997 represented an increase over levels of $108 achieved in the first fiscal quarter of 1996, as the international distributor arrangement with Oracle continued to generate modest incremental revenues. The percentage of license fees related to international sales increased from 3% in first fiscal quarter 1996 to 41% in first fiscal quarter 1997. This increase primarily reflects the substantial decrease in domestic license fees as well as an increase in international fees in the first quarter of fiscal 1997.

                          DATALOGIX INTERNATIONAL INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
           (In thousands, except share, per share and percentage data)

SERVICES REVENUE

         Services revenue includes fees from software maintenance agreements and training, consulting and custom programming services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training, consulting and custom programming service revenues are recognized as the services are performed. Services revenue was $6,910 in the first fiscal quarter of 1997, a 19% increase over the first fiscal quarter of 1996.

         Services revenue for GEMMS represented 75% and 73% of total services revenue for the first fiscal quarters of 1997 and 1996, respectively, with CIMPRO accounting for the balance. The percentage of services revenue related to international accounts increased to 15% in the first fiscal quarter of 1997 from 8% in the comparable period in fiscal 1996.

         Services revenue growth generally lags license revenue growth as the incremental maintenance fees and the training, consulting and custom programming services associated with new license fees commence after the license fee revenues are recognized. Services revenue growth in the first fiscal quarter of 1997 relative to the comparable period in 1996 reflects additional licensing activity in fiscal 1996. Due to the continued decline in GEMMS license fees, which is anticipated to continue over at least the next three to six months, the Company expects only modest growth in services revenue, if any, over the remainder of fiscal 1997.

COST OF LICENSE FEES

         Cost of license fees consists primarily of royalties paid to Oracle for sales and marketing support and royalties paid to other third parties for products licensed by the Company, estimated warranty costs, amortization of capitalized software development costs, and, to a lesser extent, the costs of product media, duplication, manuals and shipping.

         The Company pays Oracle a royalty equal to 30% of revenues from license fees and first year maintenance fees paid by new GEMMS customers in the United States that utilize Oracle's database. This royalty is retroactively reduced to 20% if Oracle fails to meet at least 70% of certain sales goals for each contract year ending September 6. Oracle did not achieve this sales threshold for the period ending September 6, 1996. As a result, Datalogix recorded a credit against future royalties payable to Oracle in fiscal 1997 equal to $525.

         The Company reports the royalties paid to Oracle for U.S. GEMMS customers on Oracle databases as a cost of license fees. To the extent revenues from such customers increase as a percentage of total revenues, cost of license fees as a percentage of total revenues also increase and gross margins decline.

         In exchange for its international distribution rights, Oracle pays the Company a royalty equal to 40% or more of the license fees and maintenance fees received by Oracle from international customers of GEMMS. Oracle also pays the Company license fees for certain sales in the United States where Oracle sells directly to the customer. Royalties and license fees from Oracle included in license revenues amounted to $763 and $113 in the first fiscal quarters of 1997 and 1996, respectively. There is no offsetting entry to cost of license fees that is attributable to the royalty and license fee revenues earned by the Company from Oracle. Accordingly, to the extent such royalties and license fees from Oracle increase as a percentage of revenues, the Company's gross margins increase.

         Included in cost of license fees is $242 of amortization of capitalized software, compared with $244 in the first fiscal quarter of 1996.

                          DATALOGIX INTERNATIONAL INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
           (In thousands, except share, per share and percentage data)

         The following table sets forth, for the periods indicated, the relationship of cost of license fees and license fee revenues:

                                                                Three Months
                                                             Ended September 30,
                                                             -------------------
                                                              1996        1995
                                                              ----        ----

License fees .............................................   $ 1,427     $3,349
Cost of license fees .....................................      (240)       604
Cost of license fees as a  percentage of license fees ....     (16.8)%     18.0%

         Without the benefit of the aforementioned Oracle royalty reduction of $525, cost of license fees as a percentage of license fees would have been 20% as compared to 18% in the prior year

COST OF SERVICES

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

                                                                Three Months
                                                             Ended September 30,
                                                             -------------------
                                                              1996        1995
                                                              ----        ----

Services revenue .........................................   $ 6,910     $5,817
Cost of services .........................................     3,841      3,430
Cost of services as a percentage of services revenues ....      55.6%      59.0%

         Cost of services declined slightly as a percentage of services revenue during the first fiscal quarter of 1997 versus the comparable quarter of the prior year, due primarily to the increase in services revenues.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel and travel and promotional expenses. Sales and marketing expenses of $3,111 for the first fiscal quarter of 1997 were flat to the comparable quarter of fiscal 1996. These expenses as a percentage of total revenues increased to 37% in fiscal 1997 from 35% in fiscal 1996, the result of applying relatively fixed costs to a lower revenue base.

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

                          DATALOGIX INTERNATIONAL INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
           (In thousands, except share, per share and percentage data)

forth for the periods indicated the relationship between the Company's gross research and development expenditures and the research and development expenses recorded on the Company's statement of operations:

                                                                Three Months
                                                             Ended September 30,
                                                             -------------------
                                                              1996        1995
                                                              ----        ----

Gross research and development cash expenditures .........   $ 2,227     $2,668
Amounts capitalized for software development costs .......      (450)      (400)
Write-off of capitalized software development costs ......      --         --
                                                             -------     ------
Research and development expenses ........................   $ 1,777     $2,268
                                                             -------     ------

Gross research and development expenditures as a
  percentage of total revenues ...........................      26.7%      29.1%
Capitalized software as a percentage of gross
  research and development expenditures ..................      20.2%      15.0%

         Gross research and development expenditures decreased 17% in the first quarter of fiscal 1997 as compared with the first quarter of fiscal 1996. The decrease was attributable to (1) a $200 expense credit recorded in the first fiscal quarter of 1997 for a reimbursement from Oracle of costs incurred in developing a version of GEMMS compatible with the Oracle software development toolset and (2) reduced use of outside contractors.

         In the first quarter of fiscal 1997, the Company capitalized 20.2% of its gross research and development expenditure, in accordance with FAS 86, related principally to current planned releases of both CIMPRO and GEMMS. Since fiscal 1993, the amounts of software development costs capitalized have ranged from 8% to 20% of gross research and development expenditures. The high percentage of capitalization in first quarter of fiscal 1997 results from the fact that the gross expenditure base was relatively low for the reasons described above. The Company expects that the rate of capitalization of software development costs will continue to fluctuate depending on the state of development of any given project.

GENERAL AND ADMINISTRATIVE

         General and administrative ("G&A") expenses consist primarily of salaries of administrative, executive, financial and legal personnel; outside professional and recruiting fees; bad debt expense and settlements of customer claims. General and administrative expenses amounted to $2,256 in the first fiscal quarter of 1997, a $973 increase (76%) over prior year. These expenses amounted to 27% of revenues, as compared with 14% in the comparable prior year period. Investment banking and legal fees of approximately $750 in connection with the Oracle merger, and executive sign-on bonuses of $150, primarily accounted for this increase.

INTEREST INCOME, NET

         Interest income, net, was $441 in the first quarter of fiscal 1997 versus $485 in the first fiscal quarter of 1996. The slight decrease reflects lower cash balances following operating losses incurred over the past year.

PROVISION FOR INCOME TAXES

         The Company recorded no tax benefit related to the operating losses incurred during the first quarter of fiscal 1997. The full amount of the benefit was offset by an increase in the valuation allowance against the related deferred tax asset. Had the Company recorded such a benefit, the effective tax rate would have approximated 38%.

                          DATALOGIX INTERNATIONAL INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
           (In thousands, except share, per share and percentage data)

QUARTERLY INFORMATION AND FACTORS AFFECTING OPERATING RESULTS

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

         The Company's business has experienced and is expected to continue to experience significant seasonality, due in part to customer buying patterns. In recent years, the Company generally has had greater demand for its products in the fourth fiscal (June) quarter and has had weaker demand for its products during the first fiscal (September) quarter. These fluctuations are caused primarily by customer budgeting and purchasing patterns, by the Company's sales commission policies which compensate sales personnel on the basis of annual performance quotas, and by the Company's practice of devoting a significant portion of sales resources to the functions of hiring and training in the first quarter of the fiscal year. Notwithstanding these factors, the license fee revenues for the first quarter of fiscal 1997 were significantly below the Company's expectations.

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

                          DATALOGIX INTERNATIONAL INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
           (In thousands, except share, per share and percentage data)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents totaled $32,186 at September 30, 1996, a $1,833 decrease from June 30, 1996. This decrease was primarily attributable to the operating loss in the first fiscal quarter of 1997. The available cash at September 30, 1996 is primarily attributable to the net proceeds of $37,954 received from the Company's initial public offering of 2,495,000 shares of common stock in June 1995. Working capital was $31,163 at September 30, 1996, down $1,173 from the amount at June 30, 1996.

         In the fourth quarter of fiscal 1996, the Company's board of directors authorized the repurchase of up to one million shares of the Company's stock. Purchases can be made from time to time on the open market, based upon market and business conditions. As of September 30, 1996, the Company had repurchased 85,000 shares for a total purchase price of $633.

         The Company's capital expenditures totaled $220 during the first fiscal quarter of 1997. As of September 30, 1996, the Company did not have any material commitments for capital expenditures.

         The Company believes that the available cash and cash equivalents and cash flows from operations will be sufficient to fund its operations for at least through fiscal 1997.

                          DATALOGIX INTERNATIONAL INC.

PART II - OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                  The following exhibits are included herein:

  Exhibit                              Description
-------------    ---------------------------------------------------------------

       ***2.1 Agreement and Plan of Merger, dated as of September 24, 1996, between Oracle Corporation, a Delaware corporation ("Oracle"), Delphi Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Oracle, and Datalogix International Inc., a New York corporation.

         *3.1 Restated Certificate of Incorporation of Registrant as amended to date.

        **3.2    Amended and Restated By-Laws dated as of August 27, 1996.

         *4.1    Specimen Common Stock Certificate of Registrant.


          4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Company.


        **4.3 Rights Agreement, dated as of August 27, 1996, between the Company and The First National Bank of Boston, as Agent.

       ***4.4 Amendment No. 1 to Rights Agreement, dated as of September 24, 1996, between the Company and The First National Bank of Boston.


        ^10.1 Employment Agreement between the Company and Raymond Sozzi, President, COO and Acting Chief Executive Officer dated June 28, 1996. Addendum dated July 30, 1996 to Employment Agreement for Raymond Sozzi. See Exhibit 10.1

        ^10.2 Employment Agreement between the Company and Raymond Sozzi dated June 28, 1996.

       ^^10.3 Amendment to Employment Agreement between the Company and Raymond Sozzi, dated September 13, 1996.

      ^^^10.4 Employment Agreement between the Company and Richard Willemin, Chief Financial Officer, dated September 26, 1996.

         11.1    Computation of Earnings Per Share.

         27.1    Financial Data Schedule.

----------
         *        Incorporated by reference to the Registration Statement on
                  Form S-1 (File No. 33-91746) as declared effective by the
                  Securities and Exchange Commission on June 15, 1995.
         **       Incorporated by reference to Form 8-K dated August 27, 1996.
         ***      Incorporated by reference to Form 8-K dated September 24,
                  1996.
         ^        Incorporated by reference to Form 10-K dated June 30, 1996.
         ^^       Incorporated by reference to the Company's Preliminary Proxy
                  Statement on Schedule 14A filed on October 10, 1996.
         ^^^      Incorporated by reference to Form 10-K/A-1 dated June 30,
                  1996.

         (b)  Reports on Form 8-K:

                  The Company filed Form 8-K dated August 27, 1996. In addition, the Company filed two reports on Form 8-K dated September 24, 1996, one disclosing the Agreement and Plan of Merger with Oracle and the other announcing an anticipated loss for fiscal 1996 and certain restatements affecting first and second fiscal quarters of 1996. Exhibits to the 8-K for the rights to announce adoption of a shareholder rights plan and amendments to the Company's Bylaws were filed accordingly.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DATALOGIX INTERNATIONAL INC.


November 14, 1996                         /s/  RAYMOND V. SOZZI
-----------------                       ----------------------------------------
                                        Raymond V. Sozzi
                                        President, Chief Operating Officer and
                                        Acting Chief Executive Officer
                                        (Principal Executive Officer)


November 14, 1996                         /s/  RICHARD J. WILLEMIN
-----------------                       ----------------------------------------
                                        Richard J. Willemin
                                        Chief Financial Officer
                                        (Principal Financial Officer)